Form 10QSB
period 1999-12-31
GENESIS CAPITAL CORP OF NEVADA
filed 2000-02-10
CIK 1083383

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1999.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ------------ to --------------


         Commission file number: 0-27831
                                 -------


                      GENESIS CAPITAL CORPORATION OF NEVADA
                     --------------------------------------
        (Exact name of small business issuer as specified in its charter)





              Nevada                                   91-1947658
             --------                                  -----------
  State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)





                   11701 South Freeway, Burleson, Texas 76028
                   ------------------------------------------
               (Address of principal executive office) (Zip Code)


                                 (817) 293-9334
                             ----------------------
                           (Issuer's telephone number)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes XX                    No
                        ----                     ----


         The number of outstanding shares of the issuer's common stock, $0.001 par value, as of December 31, 1999 was 2,067,911 and the total number of the issuer's preferred stock, $.001 par value, was 932,755.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS..................................................3

         Condensed Balance Sheets as of September 30, 1999
                and December 31, 1999..........................................4

         Condensed Statements of Operations
                  for the Three Month Periods Ended
                December 31, 1999 and 1998.....................................5

         Condensed Statements of Cash Flows
                  for the Three Month Periods Ended
                December 31, 1999 and 1998.....................................6

         Condensed Statements of Stockholder's Equity
                  for the Three Month Period Ended
                December 31, 1999 and 1998.....................................7

         Notes to Unaudited Condensed Financial Statements.....................8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS..................................9


                           PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS......................................................10

ITEM 2 CHANGES IN SECURITIES..................................................10

ITEM5 OTHER INFORMATION.......................................................10


INDEX TO EXHIBITS.............................................................12








                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

         As used herein, the term "Company" refers to Genesis Capital Corporation of Nevada., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended December 31, 1999 and statements of operations, statements of shareholders equity and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages 3 through 8 and are incorporated herein by this reference.

                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                      Genesis Capital Corporation of Nevada

                        Unaudited Condensed Balance Sheet

                                                  December 31,   September 30,
                                                      1999           1999
                                                --------------   -------------
                                                  (Unaudited)      (Audited)
ASSETS
      Current Assets:
            Cash in Bank                          $          -   $          -
                                                    ----------    -----------
                 Total current assets                        -              -

      Investments                                            -              -
      Investment in Real Estate                        600,000        600,000
                                                    ----------    -----------
      Deferred Tax Benefit                               5,190          4,619
                                                    ----------    -----------
TOTAL ASSETS                                      $    605,190   $    604,619
                                                    ==========    ===========

LIABILITIES

      Current Liabilities:                        $              $
            Accrued Property Taxes                      35,967         32,158
                                                    ----------    -----------
                 Total Current Liabilities              35,967         32,158

      STOCKHOLDERS' EQUITY

            Preferred stock ($.001 par value,
                 10,000,000 shares authorized;
                 with 182,755 share issued and
                 outstanding                               183            933
            Common stock ($.001 par value
                 50,000,000 shares authorized;
                 with 2,067,911 shares issued
                 and outstanding                         2,068          2,068
            Additional paid in capital               9,195,579      9,194,829
            Retained Earnings                       (8,628,607)    (8,625,369)
                                                    ----------    -----------
                 Total stockholders' equity            569,223        572,461

TOTAL LIABILITIES AND EQUITY                      $    605,190   $    604,619
                                                    ==========    ============





                        See notes to financial statements

                      Genesis Capital Corporation of Nevada
                  Unaudited Condensed Statements of Operations

                                                      Three Months Ended
                                                          December 31,
                                                     1999               1998
                                             -----------------   ---------------

REVENUES

      Revenues                                 $            -    $            -
                                                 ------------      ------------

            Total Revenue                                   -                 -

            Property Taxes                              3,809             4,231
            General and Administrative
            Expenses                                        -                 -
                                                 ------------      ------------
              Total Expenses                            3,809             4,231

               Net Income Before Tax                  (3,809)           (4,231)

               Income Tax Benefit                         571                 -
                                                 ------------      ------------

                Net Income (Loss)              $      (3,238)    $      (4,231)
                                                 ============      ============

Earnings Per Share - Basic

                Net Income (Loss) per Share    $      (0.001)               (2)
Earnings Per Share - Diluted
              Net Income (Loss) per Share             (0.001)           (0.001)


Weighted Average Shares Outstanding                 2,067,911             2,766
Weighted Average Shares Outstanding
(Diluted)                                           3,895,461         3,347,290
(Retroactively Restated)




                        See notes to financial statements

                      Genesis Capital Corporation of Nevada
                  Unaudited Condensed Statements of Cash Flows



                                                           Three Months Ended
                                                             December 31
                                                       1999              1998
                                                  --------------   -------------
CASH FLOWS FROM OPERATION ACTIVITIES

     Net Income per Income Statement               $   (3,238)     $     (4,231)

            Adjustments:
            Depreciation
            Escrow Deposit
            Loan Receivable

            Accrued Property Taxes                      3,809             4,231
            Deferred Income Tax Benefit                  (571)
            Accounts Receivable
                                                     --------        ----------

            Total from Operating Activities             3,238                -
                                                     --------        ----------

     Cash Flows - Investing Activities                     -                -
          Fixed assets
                                                     --------        ----------

          Total for Investing Activities                   -                -

     Cash Flows - Financing Activities

          Common Stock/Paid-In-Capital                     -                -
          Other                                            -                -
                                                     --------        ----------

          Total From Financing Activities                  -                -

          Increase in Cash                                 -                -

          Cash Balance, Begin of Year                      -                -
                                                     --------        ----------

          Cash Balance, End of Year                        -                -
                                                     ========        ==========

          Supplement Disclosure:
                Cash paid during year for:
                Interest                                   -                -
                Income taxes                               -                -









                        See notes to financial statements

                                                   Genesis Capital Corporation of Nevada
                                                      Statement of Stockholders' Equity


                                    Common Stock                  Preferred Stock    Additional Paid-   Accumulated
                                Shares          At Par          Shares        At Par   -in-Capital        Deficit         Total
Balance October 1, 1999          2,067,911  $     2,068.00      932,755 $      933.00 $   9,194,829  $    (8,625,369)   $   572,461
                           ---------------  -------------- ------------ ------------- -------------  ----------------   -----------
Stock Cancellation                                            (750,000) $    (750.00) $         750
                           ---------------  -------------- ------------ ------------- -------------  ----------------   -----------
Net Income (Loss)                                                                                    $        (3,238)   $    (3,238)
                           ---------------  -------------- ------------ ------------- -------------  ----------------   -----------
Balance December 31, 1999        2,067,911  $     2,068.00      182,755 $      333.00 $   9,195,579  $    (8,628,607)   $   569,223
                           ===============  ============== ============ ============= =============  ================   ===========



                                              See notes to financial statements

                      Genesis Capital Corporation of Nevada
              Notes to unaudited consolidated financial statements
                                December 31, 1999


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

         a.  Organization

         The Company is a shell company that has had no active business operations for the past three years.

         b.  Basic Loss Per Share

         Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

         c.  Income Taxes

         As of December 31, 1999, the Company has a tax loss carry forward in the amount of $46,906 for federal tax income purposes that may be used in the future to offset taxable income. The tax loss carryforward will begin to expire in 2014. For more information concerning the Company's income taxes, please see the financial statements contained in its Form 10-SB on file with the SEC.

         d.  Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         e.  Marketable Securities - Available for Sale

         The Company has classified its marketable securities as "available-for-sale" securities. Trading securities are stated at fair value. Unrealized gains and losses are reported as a separate component of equity.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward- looking statements involve risks and uncertainty , including without limitation, the ability of the Company to continue its expansion strategy, changes in costs of raw materials, labor, and employee benefits, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward- looking statements including herein, the inclusion of such information should not be regarded as are presentation by the Company or any other person that the objectives and plans of the Company will be achieved.

As used herein the term "Company" refers to Genesis Capital Corporation of Nevada, a Nevada corporation and its predecessors, unless the context indicates otherwise. The Company is currently a shell company whose purpose will be to acquire operations through an acquisition, merger or begin its own start-up business.

The Company is in the process of attempting to identify and acquire a favorable business opportunity. The Company has reviewed and evaluated a number of business ventures for possible acquisition or participation by the Company. The Company has not entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction as of the date of this filing. The Company continues to investigate, review, and evaluate business opportunities as they become available and will seek to acquire or become engaged in business opportunities at such time as specific opportunities warrant.

Results of Operations

The Company had no sales revenues for the three months ended December 31, 1999 or 1998. The Company had no sales for the three months ended December 31, 1999 or 1998 because it is a shell company that has not had any business operations for the past three years.

The Company had no costs of sales revenues for the three months ended December 31, 1999 or 1998 because it is a shell company that has not had any business operations for the past three years.

The Company had no general and administrative expenses for the three months period ended December 31, 1999 or for the same period in 1998.

The Company recorded net income loss of $3,238 for the three months ended December 31, 1999 compared to$ 4,231 loss for the same period in 1998.

Capital Resources and Liquidity

At December 31, 1999, the Company had total current assets of $0 and total assets of $605,190 as compared to $0 current assets and $604,619 total assets at September 30, 1999. The Company had a net working capital deficit of $35,967 at December 31, 1999 as compared to a working capital deficit of $32,158 at September 30, 1999.

Net stockholders' deficit in the Company was $569,223 as of December 31, 1999, as compared to $572,461 as of September 30, 1999.

                            PART II-OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

On September 30, 1999, Biorelease Corporation filed a petition in the district court of Harris County, Texas, 269th judicial district, involving a March 1994 contract with Genesis by which 150,000 shares of Genesis preferred stock were given to Biorelease in exchange for 1.5 million shares of its common stock. Biorelease has sought relief in the form of an injunction preventing transfer of its 1.5 million shares, or rescission of the contract, or damages of $1,300,000. On January 13, 2000, a Final Judgement was entered recinding the contract as described above.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

On December, 19, 1999, the Company canceled 150,000 shares of its preferred stock issued to Biorelease Corporation.

In December of 1999, the company canceled a total of 600,000 shares of its preferred sock as follows:


                         No. of Shares
        Name              Canceled
 -----------------------------------------

    Henry Simon             150,000
    David Newren            150,000
    Ronald Wellborn         150,000
    Richard Surber           75,000
    A-Z Professional
    Consultants, Inc.        75,000

------------------------------------------


ITEM 5.           OTHER INFORMATION

None.

ITEM 6.           EXHIBITS

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 12 of this Form 10-QSB, and are incorporated herein by reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-QSB.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 9th day of February 2000.

GENESIS CAPITAL CORPORATION OF NEVADA


   /s/  Reginald Davis
----------------------------
Reginald Davis                                              February 9, 2000
President/ CEO and Director

                                  EXHIBIT INDEX

Exhibit No.      Page No.            Description

    27              13             Financial Data Schedule "CE"