Form 10QSB
period 2000-03-31
GENESIS CAPITAL CORP OF NEVADA
filed 2000-05-19
CIK 1083383

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X]Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

[ ]Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

     Commission file number: 0-27831
                             -------


                      GENESIS CAPITAL CORPORATION OF NEVADA
                     --------------------------------------
        (Exact name of small business issuer as specified in its charter)





         Nevada                                      91-1947658
        --------                                    -----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)





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

                                    Yes XX                    No
                                       ----


         The number of outstanding shares of the issuer's common stock, $0.001 par value, as of March 31, 1999 was 2,217,911 and the total number of the issuer's preferred stock, $.001 par value, was 77,755.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.................................................3

         Report of Independent Accountant...................................F-2

         Condensed Balance Sheets as of March 31, 2000 and
            September 30, 1999..............................................F-3

         Condensed Statements of Operations
            for the Three Month Periods Ended March 31, 2000 and 1999.......F-4

         Condensed Statements of Cash Flows
            for the Six Month Periods Ended March 31, 2000 and 1999.........F-5

         Condensed Statements of Stockholder's Equity
            for the Three Month Period Ended March 31, 2000.................F-6

         Notes to Unaudited Condensed Financial Statements..................F-7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.................................4


                           PART II - OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS.....................................................5

ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS.............................5

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................6

ITEM 5  OTHER INFORMATION.....................................................7

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K......................................7

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Genesis Capital Corporation of Nevada., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2000 and statements of operations, statements of shareholders equity and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-10 and are incorporated herein by this reference.

The consolidated financial statements for Genesis Capital Corporation of Nevada (the Company) included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10SB for the year ended September 30, 1999.

The consolidated financial statements included herein have been subjected to a limited review by Clyde Bailey P.C., independent accountant for the Company, whose report is included herein.





                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                           GENESIS CAPITAL CORPORATION
                                    OF NEVADA

                                 March 31, 2000

                               Clyde Bailey, P.C.
                           Certified Public Accountant
                            10924 Vance Jackson #404
                            San Antonio, Texas 78230

                       [Letterhead of Clyde Bailey, P.C.]


                        REPORT OF INDEPENDENT ACCOUNTANT


To the Board of Directors
Genesis Capital Corporation of Nevada
(a Nevada corporation)

We have made a review of the consolidated balance sheet of Genesis Capital Corporation of Nevada as of March 31, 2000,and the related consolidated statements of operations and cash flows for the three months period ended March 31, 2000 and 1999, in accordance with the standards established by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management.

A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of September 30, 1999, and the related consolidated statements of operations, cash flows and changes in common shareholders' equity (deficit) for the year then ended (not presented herein); and in our report dated October 20, 1999, we expressed a qualified opinion on those financial statements. In our opinion , the information set forth in the accompanying balance sheet as of March 31, 2000, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

                                                         /s/ Clyde Baily P.C.

                                                          Clyde Bailey P.C.


San Antonio, Texas
May 12, 2000


                      Genesis Capital Corporation of Nevada
                                  Balance Sheet

                                                               As of March 31,     As of September
                                                                   2000               30, 1999
                                                            -------------------  ------------------
                                                                (Unaudited)           (Audited)
                               ASSETS
      Current Assets:
            Cash in Bank                                      $             -    $            -
                                                                -------------      ------------
                 Total current assets                                       -                 -

      Investments                                                           -                 -
      Marketable Securities, at Market Value                        1,755,000           600,000
      Deferred Tax Benefit                                                  -             4,619
                                                                -------------      ------------
                  Total Assets                                $     1,755,000    $      604,619
                                                                =============      ============


                             LIABILITIES

      Current Liabilities:                                    $                  $
            Deferred Tax payable - Investments                        392,700            32,158
                                                                -------------      ------------

                 Total Current Liabilities                            392,700            32,158

            Commitment and Contingencies                                    -                 -

                           STOCKHOLDERS' EQUITY

            Preferred stock ($.001 par value, 10,000,000
                 shares authorized; with 77,755 and 932,755
                 shares  issued and outstanding                            78               933
            Common stock ($.001 par value 50,000,000
                 shares authorized; with 2,217,911 and
                 2,067,911 shares issued  and outstanding               2,218             2,068
            Accumulated Other Comprehensive Income                    762,300                 -
            Additional paid in capital                              9,195,579         9,194,829
            Accumulated Deficit                                    (8,597,875)       (8,625,369)
                                                                -------------      ------------
                 Total Stockholders' Equity                         1,362,300           572,461
                                                                -------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $     1,755,000    $      604,619
                                                                =============      ============







         See accompanying summary of accounting principles and notes to consolidated financial statements.


                                                      Genesis Capital Corporation of Nevada
                                                              Statement of Operations

                                                        For the Three Months Ended                For the Six Months Ended
                                                                  March 31,                               March 31,

                                                         2000                1999                 2000                1999
                                                 -------------------- -------------------  ------------------- ------------------
REVENUES

    Revenues                                       $                -    $              -    $               -    $             -
                                                      ---------------      --------------       --------------      -------------
       Total Revenues                                               -                   -                    -                  -
                                                      ---------------      --------------       --------------      -------------
       General and Administrative Expenses                        45               4,231                   45              8,462
                                                      ---------------      --------------       --------------      -------------
              Total Expenses                                      45               4,231                   45              8,462
                                                      ---------------      --------------       --------------      -------------
               Net Income Before Tax                             (45)             (4,231)                 (45)            (8,462)

       Other Income (Expense)
        Property Taxes (Net of Income Tax
        Benefit)                                               30,777                   -               27,539                  -
                                                      ---------------      --------------       --------------      -------------
                Net Income                         $           30,732    $        (4,231)    $          27,494    $       (8,462)
                                                      ===============      ==============       ==============      =============

Earnings Per Share - Basic

                Net Income (Loss) per Share        $            0.014    $        (1.530)    $         (0.013)    $       (3.059)
Earnings Per Share - Diluted
         Net Income (Loss) per Share               $            0.011    $        (0.001)    $          0.009     $       (0.003)


Weighted Average Shares Outstanding                         2,142,000               2,766            2,117,910              2,766
Weighted Average Shares Outstanding
(Diluted) (Retroactively Restated)                          2,845,461           3,347,290            2,895,460          3,347,290





         See accompanying summary of accounting principles and notes to consolidated financial statements.


                      Genesis Capital Corporation of Nevada
                            Statements of Cash Flows


                                                               For the Six Months Ended
                                                                      March 31,
                                                             2000                     1999
                                                       --------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
            Net Income                               $              30,732    $             (8,462)

            Adjustments:
            Accrued Property Taxes                                 (35,967)                  8,462
            Deferred Income Tax Benefit                              5,190
            Accounts Receivable                                          -
                                                        ------------------      ------------------
            Total from Operating Activities          $                 (45)   $                  -
                                                        ------------------      ------------------
     Cash Flows - Investing Activities

          Fixed assets                                                   -                       -
                                                        ------------------      ------------------

          Total for Investing Activities             $                   -    $                  -
                                                        ------------------      ------------------
     Cash Flows - Financing Activities

          Common Stock/Paid-In-Capital                                  45                       -
          Other                                                          -                       -
                                                        ------------------      ------------------
          Total From Financing Activities            $                  45    $                  -
                                                        ------------------      ------------------
          Increase in Cash                                               -                       -

          Cash Balance, Begin of Year                                    -                       -
                                                        ------------------      ------------------
          Cash Balance, End of Year                                      -                       -
                                                        ==================      ==================

          Supplement Disclosure:
                Cash paid during year for:
                     Interest                                            -                       -
                     Income taxes                                        -                       -









         See accompanying summary of accounting principles and notes to consolidated financial statements.



                            Genesis Capital Corporation of Nevada
                              Statement of Stockholders' Equity

                                  Common Stock           Preferred Stock     Additional   Accumulated  Accumulated
                               Shares      At Par     Shares       At Par  Paid-in-Capital  Other        Deficit          Total
                                                                                                      Comprehensive
                                                                                                      Income (Loss)
___________________________________________________________________________________________________________________________________
Balance October 1, 1999      2,067,911  $    2,068      932,755  $    933  $   9,194,829           -  $  (8,625,369) $     572,461
                          ------------  ----------  ----------- --------- -------------- -----------  -------------- -------------
Stock Cancellation                                     (750,000) $   (750) $         750           -
                          ------------  ----------  ----------- --------- -------------- -----------  -------------- -------------
Net Income (Loss)                                                                                     $      (3,238) $     (3,238)
                          ------------  ----------  ----------- --------- -------------- -----------  -------------- -------------
Balance December 31, 1999    2,067,911  $    2,068      182,755  $    183  $   9,195,579           -  $  (8,628,607) $     569,223
                          ============  ==========  =========== ========= ============== ===========  ============== =============
Comprehensive Income:
   Net Income                                                                                         $      30,732  $      30,732
   Unrealized Gain on
    Securities                                                                            $  762,300                 $     762,300
                          ------------  ----------  ----------- --------- -------------- -----------  -------------- -------------
                                                                                                                     $     793,032
Stock Issuance                 150,000  $      150     (150,000) $   (105)             -           -               - $          45
                          ------------  ----------  ----------- ---------- ------------- -----------  -------------- -------------
Balance March 31, 2000       2,217,911  $    2,218       77,755  $     78  $   9,195,579  $  762,300  $  (8,597,875) $   1,362,300





         See accompanying summary of accounting principles and notes to consolidated financial statements.

                      GENESIS CAPITAL CORPORATION OF NEVADA
                          Notes to Financial Statements

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

NATURE OF BUSINESS

Genesis Capital Corporation (the "Company") was incorporated in the State of Colorado in 1983. The Company had no revenues or expenses for the years ended September 30, 1998 and 1997. In the fiscal year ended September 30, 1999 only minimal activity has been recorded. In March of 1999 the Company filed an Articles of Merger in the State of Nevada to change the name to Genesis Capital Corporation of Nevada and to change the par value of the common stock. In December 1997, the Company merged with Lincoln Health Fund Inc. which owned land in Tarrant County Texas. The company has a total of 50,000,000 authorized common shares (par value of $.001) with 2,217,911 shares issued and outstanding, and 10,000,000 authorized preferred stock (par value of $.001) with 77,755 shares issued outstanding as of March 31, 2000.

MARKETABLE SECURITIES

In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS 115), the Company classifies its investment portfolio according to the provisions of SFAS 115 as either held to maturity, trading, or available for sale. At March 31, 2000, the Company classified its investment portfolio as available for sale and held to maturity. Securities available for sale are carried at fair value with unrealized gains and losses included in stockholders' equity.

Gain or losses from the sale or redemption of the investments are determined using the specific identification method calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

ACCOUNTING METHOD

The Company's financial statements are prepared using the accrual method of accounting. Revenues are recognized when earned and expenses when incurred. Fixed assets are stated at cost. Depreciation and amortization using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. The Company does not have any fixed assets at this time.

                      GENESIS CAPITAL CORPORATION OF NEVADA
                          Notes to Financial Statements

EARNINGS PER COMMON SHARE

The Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

UNINSURED CASH BALANCES

The Company maintains its cash balances at several financial institutions. Accounts at the institutions are secured by the Federal Deposit Insurance Corporation up to $100,000. Periodically, balances may exceed this amount. At March 31, 2000, there were no uninsured cash balances.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

YEAR 2000 CONCERNS

The  Company  has  addressed  the  concerns  of  potential  year 2000  computing problems, both internally and with external parties and believes that significant additional costs will not be incurred because of this circumstance. The Company has performed an evaluation of its computer hardware and software and has determined that recent enhancements and upgrades have brought it's systems significantly into compliance with the year 2000 phenomenon and that existing support agreements are adequate to cope with any remaining issues. Based upon equipment evaluations and analysis by consulting parties, management does not believe that significant operational equipment modifications are necessary.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including marketable securities, notes and loans receivables, accounts payable and notes payable approximate their fair values at March 31, 2000 and September 30, 1999.

                      GENESIS CAPITAL CORPORATION OF NEVADA
                          Notes to Financial Statements

LONG-LIVED ASSETS

Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets to be Disposed of " requires, among other things, impairment loss of assets to be held and gains or losses from assets that are expected to be disposed of be included as a component of income from continuing operations before taxes on income.

STOCK BASED COMPENSATION

Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" SFAS No. 123 established a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company did not adopt the fair value based method but instead discloses the effects of the calculation required by the statement.

COMPREHENSIVE INCOME

Statement  of  Financial   Accounting   Standards  (SFAS)  No.  130,  "Reporting
Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No.130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating
decision  maker  in  deciding  how  to  allocate   resources  and  in  assessing
performance.

                      GENESIS CAPITAL CORPORATION OF NEVADA
                          Notes to Financial Statements

NOTE 2 - Acquisition Agreement

In February of 2000, an acquisition agreement was completed between the Company and Power Exploration, Inc. ("Power") for 100% of the issued and outstanding shares of the Lincoln Health Fund, Inc. a Delaware Corporation ("Lincoln"), a wholly owned subsidiary of the Company, for 600,000 shares of Power's common stock. The major asset of Lincoln was 10.687 acres of vacant land in Ft Worth, Texas. The value of stock received is being classified as a marketable security, available for sale.

As a result of this transaction the property taxes that had been accrued for the land was included in the acquisition agreement and assumed by Lincoln. The accrued property taxes are being reversed in these financial statements net of income tax benefit of $5,190.

NOTE 3- Common Stock

The Company filed a plan of merger in the State of Nevada with an effective date of March 9, 1999. As part of the agreement, the Board of Directors approved a 2000 to 1 reverse stock split be recorded with any fractional shares rounded up. Also, the par value of the Nevada corporation was changed to $.001 par value. In the quarter ended March 31, 2000, 150,000 shares of stock were issued. A total of 105,000 shares was issued as conversion of preferred stock and 45,000 shares for legal services.

NOTE 4-  Preferred Stock

The Company's preferred stock contains a designation of $.60 cumulative convertible Preferred Stock. A total of 10,000,000 shares are authorized with 77,755 and 932,755 issued and outstanding as of March 31, 2000 and September 30, 1999. The holders of the Convertible Preferred Stock shall be entitled to receive, when declared by the Board of Directors, dividends of $.60 per share and no more. Also, the preferred stock is eligible to be converted to common stock at the rate of 10 shares of common share for each share of preferred stock. In the quarter ended March 31, 2000, a total of 105,000 shares of preferred stock was converted into common stock.

Note 5- Marketable Securities

The carrying amounts of marketable securities as shown in the accompanying balance sheet and their approximate market values at March 31, 2000 are as follows:


                                                      Gross           Gross
                                                   Unrealized  Unrealized Market
                                        Cost          Gains         Losses
                             Value

     Available for sale:
             Securities   $  600,000  $ 1,155,000  $     -       $ 1,755,000

Unrealized gains on securities available for sale at March 31, 2000 are shown net of income taxes as a component of stockholders' equity.

NOTE 6- Subsequent Events

No other material subsequent events have occurred that warrants disclosure since the balance sheet date.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward- looking statements involve risks and uncertainty, including (without limitation) the ability of the Company to continue its expansion strategy, changes in costs of raw materials, labor, and employee benefits, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward- looking statements including herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

As used herein the term "Company" refers to Genesis Capital Corporation of Nevada, a Nevada corporation, and its predecessors, unless the context indicates otherwise. The Company is currently a shell company whose purpose will be to acquire operations through an acquisition, merger or beginning its own start-up business.

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

Results of Operations

The Company had no sales revenues for the three months ended March 31, 2000 or 1999. The Company had no sales for the three months ended March 31, 2000 or 1999 because it is a shell company that has not had any business operations for the past three years.

The Company had no costs of sales revenues for the three months ended March 31, 2000 or 1999 because it is a shell company that has not had any business operations for the past three years.

The Company had general and administrative expenses of $45 for the three month period ended March 31, 2000, compared to $0.00 general and administrative expenses for the same period in 1999.

The Company recorded net income of $30,732 for the three months ended March 31, 1999, compared to a $4,231 net loss for the same period in 1999.

Capital Resources and Liquidity

At March 31, 2000, the Company had total current assets of $0.00 and total assets of $1,755,000, as compared to $0 current assets and $604,619 total assets at September 30, 1999. The Company had a net working capital deficit of $392,700 at March 31, 2000 as compared to a working capital deficit of $32,158 at September 30,1999.

Net stockholders' equity in the Company was $1,362,300 as of March 31, 2000, as compared to $572,461 as of September 30, 1999.

                            PART II-OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

On September 30, 1999, Biorelease Corporation filed a petition in the district court of Harris County, Texas, 269th judicial district, involving a March 1994 contract with Genesis by which 150,000 shares of Genesis preferred stock were given to Biorelease in exchange for 1.5 million shares of its common stock. Biorelease sought relief in the form of an injunction preventing transfer of its
1.5 million shares, or rescission of the contract, or damages of $1,300,000. As part of a settlement and stipulation by the parties on or about January 13, 2000, a Final Judgement was entered rescinding the contract, and the parties gave back to each other the shares which had been the subject of the contract. No other relief was granted by the Final Judgment, and in fact all other claims for relief sought in the complaint were dismissed with prejudice.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

By resolution dated on or about February 2, 2000, the Company issued a total of 105,000 shares of its common stock, restricted under Rule 144, to Global Universal, Inc. in exchange for services rendered. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, based on the following facts: (1) the issuance was a private transaction by the issuer not involving any public offering; (2) there was only one offeree; (3) a restrictive legend was placed on the certificate; (4) the recipient had a special relationship with the issuer as a business consultant who had access to all of the issuer's financial and corporate information; (5) the stock certificate was not broken down into smaller denominations; (6) the stock has not been resold, but the recipient continues to hold the stock to this day; (7) there were no subsequent or contemporaneous public offerings of the stock; (8) negotiations for the sale of the stock took place directly between the offeree and the company.

By resolution dated on or about February 3, 2000, the Company canceled a total of 100,000 shares of its restricted common stock as follows:

                                                 No. of Shares
Name                                                Canceled
----------------------------------------------------------------------
Charles Barnhill                                     5,000
Paul Cash                                           10,000
Nina Cash                                           10,000
Camille Welborn                                     10,000

Ronald Welborn                                      10,000
Susan Welborn                                       10,000
Victoria Welborn                                    10,000
England's Tea & Coffee Exchange Ltd.                25,000
J.R. Reeves                                         10,000

By resolution dated on or about February 3, 2000, the Company issued a total of 15,000 shares of common stock, restricted under Rule 144, to Charles Barnhill, in exchange for services rendered. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, based on the following facts: (1) the issuance was a private transaction by the issuer not involving any public offering; (2) there was only one offeree; (3) a restrictive legend was placed on the certificate; (4) the recipient had a special relationship with the issuer as an attorney and business consultant who had access to the issuer's financial and corporate information; (5) the stock certificate was not broken down into smaller denominations; (6) the stock has not been resold, but the recipient continues to hold the stock to this day; (7) there were no subsequent or contemporaneous public offerings of the stock; (8) negotiations for the sale of the stock took place directly between the offeree and the company.

By resolution dated on or about February 28, 2000, the Company issued a total of 100,000 shares of common stock, restricted under Rule 144, to Larry Austin. The resolution was dated to reflect that beneficial ownership began on or about February 11, 2000. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, based on the following facts: (1) the issuance was a private transaction by the issuer not involving any public offering; (2) there was only one offeree; (3) a restrictive legend was placed on the certificate; (4) the recipient had a special relationship with the issuer as a past shareholder of the Company; (5) the stock certificate was not broken down into smaller denominations; (6) the stock has not been resold, but the recipient continues to hold the stock to this day; (7) there were no subsequent or contemporaneous public offerings of the stock; (8) negotiations for the sale of the stock took place directly between the offeree and the company.

By resolution dated on or about March 17, 2000, the Company converted 15,000 shares of preferred stock, held in the name of Crestline since 1995, into 30,000 shares of common stock (a conversion ration of 1:2), which were newly issued on that date. Simultaneously, the 30,000 newly issued shares of Crestline's common stock were transferred into the name of Dennis Hoerr. The 15,000 shares of preferred stock were canceled. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, based on the following facts: (1) the issuance was a private transaction by the issuer not involving any public offering; (2) there was only one offeree; (3) there were no subsequent or contemporaneous public offerings of the stock; (4) negotiations for the sale of the stock took place directly between the offeree and the company.

By resolution dated on or about March 18, 2000, the Company canceled a total of 90,000 shares of its preferred stock, held in the following names: Mountaineer Electronics (25,000 shares of preferred); Larry Austin (15,000 shares of preferred); and Sureco Ltd. (50,000 shares of preferred).

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.           OTHER INFORMATION

Subsequent Events

On April 12, 2000, the Company announced that it had signed an agreement to acquire all of the capital stock of RBSI, Inc., a Dallas, Texas based ATM machine company, in exchange for 8 million shares of Genesis' restricted common stock. This agreement, upon closing, would essentially transfer control of the Company to RBSI's current sole shareholder, Randy Coleman. The closing of the acquisition was expected to occur on or about April 15, 2000, but it had not closed by the date of this report's filing. Currently, the closing is awaiting the satisfaction of certain conditions precedent (including, but not limited to, receiving information and disclosure about the financial condition of the acquired entity), and there can be no assurances that these conditions will be met, nor that the acquisition will close successfully.

The Company has issued a total of 9,371,000 shares of restricted stock (including 8,000,000 in the name of Randy Coleman) in connection with these negotiations, and these shares are currently held in escrow pending the closing of the acquisition. They will not be issued out to their recipients unless and until the acquisition closes.

ITEM 6.           EXHIBITS

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 8 of this Form 10-QSB, and are incorporated herein by reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-QSB.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of May, 2000.

GENESIS CAPITAL CORPORATION OF NEVADA



/s/Reginald Davis                                         May 19, 2000
----------------------------
President/ CEO and Director

                                  EXHIBIT INDEX

Exhibit No.       Page No.            Description

   27                9                Financial Data Schedule "CE"






                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]