Form 10QSB
period 2000-06-30
GENESIS CAPITAL CORP OF NEVADA
filed 2000-08-21
CIK 1083383

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB


(Mark One)
   [X]Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

   [  ]Transition report under Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition period from              to               .


Commission file number: 0-27831


                     GENESIS CAPITAL CORPORATION OF NEVADA
     (Exact name of small business issuer as specified in its charter)



    Nevada
(State or other jurisdiction                     91-1947658
of incorporation or organization)    (I.R.S. Employer Identification No.)


     11701 South Freeway, Burleson,                Texas 76028
(Address of principal executive office)            (Zip Code)


       (817) 293-9334
(Issuer's telephone number)


Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes  XX            No
                           ---              ---

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of August 18, 2000 was 2,217,911, and the total number outstanding shares of the issuer's preferred stock, $.001 par value, was 77,755.

     TABLE OF CONTENTS



PART I

ITEM 1.  FINANCIAL STATEMENTS                                       3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                       4


PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           6

SIGNATURES                                                          6

INDEX TO EXHIBITS                                                   7

PART I


ITEM 1.     FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Genesis Capital Corporation of Nevada., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2000 and statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-8 and are incorporated herein by this reference.

The consolidated financial statements for the Company included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10-SB for the year ended September 30, 1999.

The consolidated financial statements included herein have been subjected to a limited review by Clyde Bailey P.C., independent accountant for the Company, whose report is included herein.

[THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

REPORT OF INDEPENDENT ACCOUNTANT



To the Board of Directors
Genesis Capital Corporation of Nevada
(a Nevada corporation)


We have made a review of the consolidated balance sheet of Genesis Capital Corporation of Nevada as of June 30, 2000,and the related consolidated statements of operations and cash flows for the three months period ended June 30, 2000 and 1999, in accordance with the standards established by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of September 30, 1999, and the related consolidated statements of operations, cash flows and changes in common shareholders' equity (deficit) for the year then ended (not presented herein); and in our report dated October 20, 1999, we expressed a qualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2000, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


                    S/ Clyde Bailey
                       Clyde Bailey P.C.


San Antonio, Texas
August 14, 2000

Genesis Capital Corporation of Nevada
Balance Sheet
                                              As of               As of
                                          June 30, 2000     September 30, 1999
                                           (Unaudited)          (Audited)
ASSETS
     Current Assets:
          Cash in Bank                        $     -          $     -
               Total current assets                 -                -

     Investments                                    -                -
     Marketable Securities, at Market Value      975,000          600,000
     Deferred Tax Benefit                          8,175            4,619
                  Total Assets                $  983,175       $  604,619


LIABILITIES
     Current Liabilities:                     $                $
          Accrued Expenses                        54,500
          Deferred Tax payable - Investments     127,500           32,158

               Total Current Liabilities         182,000           32,158

          Commitment and Contingencies              -                -

STOCKHOLDERS' EQUITY

     Preferred stock, $.001 par
     value, 10,000,000 shares authorized;
     with 77,755 and 932,755 shares
     issued and outstanding                           78              933

     Common stock ($.001 par value 50,000,000
     shares authorized; with 2,217,911 and
     2,067,911 shares issued  and outstanding      2,218            2,068
       Accumulated Other Comprehensive Income    247,500             -
       Additional paid in capital              9,195,579        9,194,829
       Accumulated Deficit                    (8,644,200)      (8,625,369)
       Total Stockholders' Equity                801,175          572,461

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $   983,175     $    604,619


See accompanying summary of accounting principles and notes to consolidated financial statements.

Genesis Capital Corporation of Nevada
Statement of Operations


                                 For the Three Months      For the Nine Months
                                   Ended June  30,           Ended June 30,
                                   2000       1999           2000       1999

     Revenues
       Revenues                 $     -     $     -     $     -     $     -

            Total Revenues            -           -           -           -

      Expenses
      Property Taxes                  -         4,231      (32,158)     12,693
      Rent                          27,000                  27,000
      Directors Fees                13,500                  13,500
      Management Fees               14,000                  14,000
      General & Administrative
       Expenses                       -           -             45        -

            Total Expenses          54,500      4,231       22,387      12,693

      Net Income Before Tax        (54,500)    (4,231)      22,387     (12,693)

      Income Tax Benefit             8,175          -        3,358        -

      Net Income              $    (46,325)  $ (4,231)   $ (19,029)  $ (12,693)

Earnings Per Share - Basic
      Net Income (Loss)
       per Share              $     (0.021)  $ (1.530)   $  (0.009)  $  (4.589)
Earnings Per Share - Diluted
      Net Income (Loss)
       per Share              $     (0.015)  $ (0.001)   $  (0.006)  $  (0.004)

Weighted Average Shares
 Outstanding                     2,217,911      2,766      2,117,910     2,766
Weighted Average Shares
 Outstanding (Diluted)
 (Retroactively Restated)        2,995,461    3,347,290    2,995,461  3,347,290



See accompanying summary of accounting principles and notes to consolidated financial statements.

Genesis Capital Corporation of Nevada
Statements of Cash Flows

                                             For the Nine Months EndedJune 30,
                                                    2000             1999
CASH FLOWS FROM OPERATING ACTIVITIES
            Net Income                       $     (19,029)     $     (12,693)

            Adjustments:
            Accrued Property Taxes                 (32,158)            12,693
            Accrued Expenses                        54,500
            Deferred Income Tax Benefit             (3,558)
            Accounts Receivable                          -

            Total from Operating Activities   $       (245)      $          -

     Cash Flows - Investing Activities
          Fixed assets                                   -                  -

          Total for Investing Activities      $          -       $          -

     Cash Flows - Financing Activities
          Common Stock/Paid-In-Capital                 245                  -
          Other                                          -                  -

          Total From Financing Activities     $        245        $         -

          Increase in Cash                               -                  -

          Cash Balance, Begin of Year                    -                  -

          Cash Balance, End of Year                      -                  -

     Supplement Disclosure:
          Cash paid during year for:
                     Interest                            -                  -
                     Income taxes                        -                  -


See accompanying summary of accounting principles and notes to consolidated financial statements.

GENESIS CAPITAL CORPORATION OF NEVADA
Notes to Financial Statements


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

NATURE OF BUSINESS

Genesis Capital Corporation (the "Company") was incorporated in the State of Colorado in 1983. The Company had no revenues or expenses for the years ended September 30, 1998 and 1997. In the fiscal year ended September 30, 1999 only minimal activity has been recorded. In March of 1999 the Company filed an Articles of Merger in the State of Nevada to change the name to Genesis Capital Corporation of Nevada and to change the par value of the common stock. In December 1997, the Company merged with Lincoln Health Fund Inc. which owned land in Tarrant County Texas. The company has a total of 50,000,000 authorized common shares (par value of $.001) with 2,217,911 shares issued and outstanding, and 10,000,000 authorized preferred stock (par value of $.001) with 77,755 shares issued outstanding as of June 30, 2000.

MARKETABLE SECURITIES

In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS
115), the Company classifies its investment portfolio according to the provisions of SFAS 115 as either held to maturity, trading, or available for sale. At June 30, 2000, the Company classified its investment portfolio as available for sale and held to maturity. Securities available for sale are carried at fair value with unrealized gains and losses included in stockholders' equity.

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

UNINSURED CASH BALANCES

The Company maintains its cash balances at several financial institutions. Accounts at the institutions are secured by the Federal Deposit Insurance Corporation up to $100,000. Periodically, balances may exceed this amount. At June 30, 2000, there were no uninsured cash balances.

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

YEAR 2000 CONCERNS

The Company has addressed the concerns of potential year 2000 computing problems, both internally and with external parties and believes that significant additional costs will not be incurred because of this circumstance. The Company has performed an evaluation of its computer hardware and software and has determined that recent enhancements and upgrades have brought its systems significantly into compliance with the year 2000 phenomenon and that existing support agreements are adequate to cope with any remaining issues. Based upon equipment evaluations and analysis by consulting parties, management does not believe that significant operational equipment modifications are necessary.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including marketable securities, notes and loans receivables, accounts payable and notes payable approximate their fair values at June 30, 2000 and September 30, 1999.

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

STOCK BASED COMPENSATION

Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123), established a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company did not adopt the fair value based method but instead discloses the effects of the calculation required by the statement.

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

SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION
Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

As a result of this transaction the property taxes that had been accrued for the land was included in the acquisition agreement and assumed by Lincoln. The accrued property taxes is being reversed in these financial statements.

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

NOTE 4-  PREFERRED STOCK

The Company's preferred stock contains a designation of $.60 cumulative convertible Preferred Stock. A total of 10,000,000 shares are authorized with 77,755 and 932,755 issued and outstanding as of June 30, 2000 and September 30, 1999. The holders of the Convertible Preferred Stock shall be entitled to receive, when declared by the Board of Directors, dividends of $.60 per share and no more. Also, the preferred stock is eligible to be converted to common stock at the rate of 10 shares of common stock for each share of preferred stock. In the quarter ended June 30, 2000, a total of 105,000 shares of preferred stock was converted into common stock.

NOTE 5- MARKETABLE SECURITIES

The carrying amounts of marketable securities as shown in the accompanying balance sheet and their approximate market values at June 30, 2000 are as follows:


                                    Gross         Gross
                                  Unrealized    Unrealized      Market
                         Cost       Gains         Losses        Value
Available for  sale:
           Securities  $600,000   $375,000    $       -0-      $975,000

Unrealized gains on securities available for sale at June 30, 2000 are shown net of income taxes as a component of stockholders' equity.

GENESIS CAPITAL CORPORATION OF NEVADA
Notes to Financial Statements


NOTE 6- ACCRUED EXPENSES

In the quarter ended June 30, 2000, an amount of $54,500 has been accrued for rent, directors fees, and management fees for the nine months ended June 30, 2000.

NOTE 7 - CONTINGENT LIABILITIES

The Company is pursuing a "Reverse Merger" or similar transactions. The Company recognizes that it will pay consultants or professional fees that are applicable to the industry. The Company is also indebted to consultants for a total of 400,000 shares of stock for debt negotiation and liability settlements for the Company.

NOTE 8- SUBSEQUENT EVENTS

No other material subsequent events have occurred that warrant disclosure since the balance sheet date.




[REMAINDER OF THIS PAGE LEFT BLANK INTENTIONALLY]

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS

This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including (without limitation) the ability of the Company to continue its expansion strategy, changes in costs of raw materials, labor, and employee benefits, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements including herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

In its report on Form 10-QSB for the period ended March 31, 2000, the Company reported in its "Subsequent Events" section that on April 12, 2000, the Company announced that it had signed an agreement to acquire all of the capital stock of RBSI, Inc., a Dallas, Texas based ATM machine company, in exchange for 8 million shares of Genesis' restricted common stock. The closing was expected to occur on or about April 15, 2000, and had not closed as of the time the Form 10-QSB for March 31, 2000 had been filed. Since that time, the transaction did not close, and the parties mutually agreed to terminate that transaction. As a result, the shares issued in escrow for the closing of that transaction have never been delivered and have not been counted in the current issued and outstanding shares of the Company. Because the transaction with RBSI did not close, the Company is still a shell company and is still investigating, reviewing, and evaluating business opportunities as they become available. RBSI has come back to the Company and asked to reopen negotiations, but no understanding with RBSI has been reached to date.

Results of  Operations

The Company had no sales revenues for either of the three-month periods ended June 30, 2000 or 1999. The Company had no sales for either of the three-month periods ended June 30, 2000 or 1999 because it is a shell company that has not had any business operations for the past three years.


The Company's property tax expense decreased to $0.00 for the three-month period ended June 30, 2000, as compared to $4,231 for the same period in 1999, due to the fact that in February 2000, an acquisition agreement was completed between the Company and Power Exploration, Inc. ("Power") for 100% of the issued and outstanding shares of the Lincoln Health Fund, Inc. a Delaware Corporation ("Lincoln"), a wholly owned subsidiary of the Company, for 600,000 shares of Power's common stock. The major asset of Lincoln was 10.687 acres of vacant land in Ft Worth, Texas. As a result of this transaction the property taxes that had been accrued for the land was included in the acquisition agreement and assumed by Lincoln.

The Company accrued rent expense of $27,000 for the three-month period ended June 30, 2000, as compared to $0.00 for rent in the same period in 1999.

The Company had director's fees of $13,500, and management fees of $14,000, for the three month period ended June 30, 2000, compared to $0.00 for directors and management fees for the same period in 1999.

The Company had general and administrative expenses of $0.00 for the three month period ended June 30, 2000, compared to $0.00 general and administrative expenses for the same period in 1999.

The Company recorded a net loss of $46,325 for the three months ended June 30, 2000, compared to a $4,231 net loss for the same period in 1999.

The Company is pursuing a "Reverse Merger" or similar transactions. The Company recognizes that it will pay consultants or professional fees that are applicable to the industry. The Company is also indebted to consultants for a total of 400,000 shares of stock for debt negotiation and liability settlements for the Company.


Capital Resources and Liquidity

At June 30, 2000, the Company had total current assets of $0.00 and total assets of $983,175, as compared to $0 current assets and $604,619 total assets at September 30, 1999. The Company had a net working capital deficit of $182,000 at June 30, 2000 as compared to a working capital deficit of $32,158 at September 30,1999.

Net stockholders' equity in the Company was $801,175 as of June 30, 2000, as compared to $572,461 as of September 30, 1999.

PART II


ITEM 6.     EXHIBITS

(1) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 6 of this Form 10-QSB, and are incorporated herein by reference.

(2) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this ___ day of August, 2000.



GENESIS CAPITAL CORPORATION OF NEVADA

    S/ Reginald Davis___________
       Reginald Davis  President/
       CEO and Director                                   August 19, 2000

EXHIBIT INDEX


Exhibit No.      Page No.          Description

27               8                 Financial Data Schedule "CE"