Form 10KSB
period 2000-09-30
GENESIS CAPITAL CORP OF NEVADA
filed 2001-01-17
CIK 1083383

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2000.

[ ]    Transition  report under Section 13 or 15(d) of the  Securities  Exchange
     Act of 1934 for the transition period from  ------------to --------------.


         Commission file number: 000-27831
                                ----------


                      GENESIS CAPITAL CORPORATION OF NEVADA
        (Exact name of small business issuer as specified in its charter)



                   Nevada                                      91-1947468
                   ------                                      ----------
      (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                      Identification No.)



                   11701 South Freeway, Burleson, Texas 76028
                   ------------------------------------------
               (Address of principal executive office) (Zip Code)


                                 (817) 293-9334
                                 --------------
                           (Issuer's telephone number)



     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes XX No


     As of January 8, 2001, the number of outstanding shares of the issuer's common stock, $0.001 par value, was 2,217,911, and the number of outstanding shares of preferred stock, $0.001 par value, was 77,755.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS...............................................3

ITEM 2.  DESCRIPTION OF PROPERTY...............................................9

ITEM 3.  LEGAL PROCEEDINGS.....................................................9

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................10

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............10

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  or PLAN OF OPERATIONS.......................................15

ITEM 7.  FINANCIAL STATEMENTS.................................................17

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS........................18

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS............18

ITEM 10.  EXECUTIVE COMPENSATION..............................................18

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT........19

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................20

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K....................................21

SIGNATURES....................................................................21

INDEX TO EXHIBITS.............................................................22





                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I


ITEM 1.           DESCRIPTION OF BUSINESS


History

The Company was formed as a Colorado corporation on September 19, 1983, under the name Bugs, Inc., for the purpose of using microbial and other agents, including metallurgy, to enhance oil and natural gas production and to facilitate the recovery of certain metals. Its initial capitalization was 100,000,000 shares of $.001 par value common stock. In July 1989, the Company approved Articles of Amendment changing its name to Genesis Services, Inc. In September 1990, the Company approved additional Articles of Amendment changing its name to Genesis Capital Corporation (sometimes referred to as the "Colorado Corporation"). In July 1993, the Company decreased its authorized capital from 100,000,000 shares of $.001 par value common stock to 10,000,000 shares of $.01 par value common stock. At that same time, the Company created a class of 10,000,000 shares of no par value preferred stock.

Since 1994 the activities of the Company have been quite limited, because it sold its wholly owned subsidiary, U.S. Staffing, Inc., during the 1994-95 fiscal year. In January of 1996--after its sale--U.S. Staffing, Inc. filed for bankruptcy and restrained the Colorado Corporation from collecting its note receivable and claimed to own stock in the Colorado Corporation through its U.S. Benefit Trust. The Company itself has never declared bankruptcy. In December 1997, the Colorado Corporation's shareholders voted unanimously to settle this claim by issuing 4,500,000 shares of its common stock, restricted under Rule 144 of the Securities Act of 1933, to be held in trust for U.S. Benefit Trust (U.S. Benefit Trust still owns these shares, though they have been reduced to 113 shares due to a 1:20 reverse stock split in 1997 and a 1:2000 reverse stock split in 1999). Also at this time, the Company merged with Lincoln Health Fund, Inc. (which owned land in Tarrant County, Texas which it planned to use in building a retirement center), increased its authorized capital to 50,000,000 shares of common stock, and authorized a post-merger reverse split of its common stock on a 1:20 basis. In December 1997 the current management, Reginald Davis and Jerry Conditt, joined the Company. For the past three years, the Company has had no operations. The Company is a shell corporation seeking a business to acquire.

On December 22, 1998, Genesis Capital Corporation of Nevada (sometimes referred to as the "Nevada Corporation") was incorporated in Nevada for the purpose of merging with the Colorado Corporation so as to effect a redomicile to Nevada and a reverse split of the Company's common stock. The Nevada Corporation was authorized to issue 50,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.001 par value preferred stock. As part of the Company's plan to seek an acquisition candidate, on January 11, 1999, the Company paid a total of 600,000 shares of preferred stock to 5 persons, Ronald Welborn, Henry Simon, David Newren, Richard Surber, and A-Z Professional Consultants, Inc., for consulting services related to the redomicile and reverse split of the Company's stock

On March 9, 1999, both the Colorado Corporation and the Nevada Corporation signed Articles of Merger by which the Colorado Corporation's shareholders received one share of new (Nevada) common stock for every 2,000 shares of old (Colorado) common stock they owned. The shareholders of both corporations had previously approved this proposal on due notice, and all outstanding shares of the Colorado Corporation's common stock were purchased by the new Nevada Corporation, effectively merging the

Colorado Corporation into the Nevada Corporation, reverse-splitting the Company's stock, and making the Nevada Corporation the surviving entity. Holders of preferred stock in the old Colorado Corporation received preferred stock in the new Nevada Corporation on a 1:1 basis. In March 1999, the Company entered into Consulting Agreements with Hudson Consulting Group, Inc. and Global Universal, Inc. to obtain additional assistance in finding and completing an acquisition.

Later in March 1999, the Company began discussions about acquiring Motor Sports on Dirt, Inc. ("Motor Sports"), which claimed to own NASCAR race tracks in the South. The parties reached a preliminary agreement on the terms of acquisition, in anticipation of which, on March 25, the Company authorized an offering for 10,000,000 shares of common stock under Rule 504 of Regulation D. The shares were offered at Ten Cents ($.10) per share to raise up to but not more than $1,000,000, and a Form D to that effect was filed with the SEC on March 26, 1999. Proceeds were to be used to pay expenses related to the acquisition of Motor Sports and to pay off the Company's debts. By April 6, 1999, the Company had sold 4,100,000 shares to five investors. 215,000 shares were sold for a $100,000 check delivered before April 6, 1999 (this check was to buy 1,000,000 shares; it was later dishonored, but not before the purchaser absconded with 215,000 shares -- the Company canceled the remaining 785,000 shares and is considering legal action, though it currently cannot afford to do so). 3,885,000 shares were paid toward debts owed to consultants, Arce International, Inc., Hudson Consulting Group, Inc., Chartwell Investments, Inc., and Global
Universal, Inc., incurred for services rendered before April 6, 1999 by introducing Motor Sports to the Company and handling various accounting, corporate cleanup, and compliance issues.

On April 6, 1999, the Company signed an Acquisition Agreement with Motor Sports which would have effected the Company's acquisition of Motor Sports. According to the Acquisition Agreement, a total of 11,790,000 shares of the Company's common stock were to be issued to Motor Sports shareholders. However, Motor Sports and/or its financial backers did not perform certain conditions of the Acquisition Agreement, which led to extensive negotiations between the parties. These negotiations yielded an Addendum #1 to the Acquisition Agreement dated May 10, a Debt Settlement Agreement dated June 11 (relating to matters raised in the Acquisition Agreement), and a Settlement Agreement dated July 19, 1999 (which the parties intended to resolve all outstanding issues). As a result of these negotiations and agreements, the contemplated merger with Motor Sports was finally canceled on or about September 28, 1999. As a result of the canceled merger, all 11,790,000 shares of common stock, as well as all but 502,360 shares of the stock issued under Rule 504, were canceled on September 28, 1999.

Also on September 28, 1999, the Company issued 250,000 shares of its common stock, restricted under Rule 144, to Donald Walker as a settlement of all claims under the Settlement Agreement dated July 19, 1999; 550,000 shares of common stock, restricted under Rule 144 to Global Universal for new services relating to new acquisition opportunities; and 532,640 shares of common stock, restricted under Rule 144, to Hudson Consulting Group, Inc. for new assistance in preparing the documents necessary to become a reporting company under the Securities Exchange Act of 1934 as well as assistance relating to new acquisition opportunities.

Since that time, the Company has continued to seek a suitable acquisition candidate. Although the Company has been close to closing an acquisition on several occasions, no transaction has been closed to date, and the company currently has no definite commitments from any new acquisition candidates. The Company's business plan remains that of seeking an appropriate acquisition candidate.

General

During the past three years, the Company has attempted to identify and acquire a favorable business opportunity. The Company has reviewed and evaluated a number of business ventures for possible acquisition. The Company has not entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction, as of the date of this filing. The Company continues to investigate, review, and evaluate business opportunities as they become available and will seek to acquire or become engaged in business opportunities when specific opportunities warrant.

To date, opportunities have been made available to the Company through its officers and directors and through professional advisors including securities broker-dealers and through members of the financial community. It is anticipated that business opportunities will continue to be available primarily from these sources.

To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis regarding the quality of the other firm's management and personnel, the asset base of such firm or enterprise, the anticipated acceptability of new products or marketing concepts, the merit of the firm's business plan, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.

For the past three years, the Company has had no active business operations, and has been seeking to acquire an interest in a business with long-term growth potential. The Company currently has no commitment or arrangement to participate in a business and cannot now predict what type of business it may enter into or acquire. It is emphasized that the business objectives discussed herein are extremely general and are not intended to be restrictive on the discretion of the Company's management.

There are no plans or arrangements proposed or under consideration for the issuance or sale of additional securities by the Company prior to the identification of an acquisition candidate. Consequently, management anticipates that it may be able to participate in only one potential business venture, due primarily to the Company's limited capital. This lack of diversification should be considered a substantial risk, because it will not permit the Company to offset potential losses from one venture against gains from another.

Selection of a Business

The Company anticipates that businesses for possible acquisition will be referred by various sources, including its officers and directors, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company will not engage in any general solicitation or advertising for a business opportunity, and will rely on personal contacts of its officers and directors and their affiliates, as well as indirect associations between them and other business and professional people. By relying on "word of mouth," the Company may be limited in the number of potential acquisitions it can identify. While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company.

Compensation to a finder or business acquisition firm may take various forms, including one-time cash payments, payments based on a percentage of revenues or product sales volume, payments involving issuance of securities (including those of the Company), or any combination of these or other compensation arrangements. Consequently, the Company is currently unable to predict the cost of utilizing such services.

The Company will not restrict its search to any particular business, industry, or geographical location, and management reserves the right to evaluate and enter into any type of business in any location. The Company may participate in a newly organized business venture or a more established company entering a new phase of growth or in need of additional capital to overcome existing financial problems. Participation in a new business venture entails greater risks since in many instances management of such a venture will not have proved its ability; the eventual market of such venture's product or services will likely not be established; and the profitability of the venture will be unproved and cannot be predicted accurately. If the Company participates in a more established firm with existing financial problems, it may be subjected to risk because the financial resources of the Company may not be adequate to eliminate or reverse the circumstances leading to such financial problems.

In seeking a business venture, the decision of management will not be controlled by an attempt to take advantage of any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation in the real value of the Company.

The analysis of new businesses will be undertaken by or under the supervision of the officers and directors. In analyzing prospective businesses, management will consider, to the extent applicable, the available technical, financial, and managerial resources; working capital and other prospects for the future; the nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; the potential for growth and expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trade or service marks; name identification; and other relevant factors. It is anticipated that the results of operations of a specific firm may not necessarily be indicative of the potential for the future because of the requirement to substantially shift marketing approaches, expand significantly, change product emphasis, change or substantially augment management, and other factors.

The Company will analyze all available factors and make a determination based on a composite of available facts, without reliance on any single factor. The period within which the Company may participate in a business cannot be predicted and will depend on circumstances beyond the Company's control, including the availability of businesses, the time required for the Company to complete its investigation and analysis of prospective businesses, the time required to prepare appropriate documents and agreements providing for the Company's participation, and other circumstances.

Acquisition of a Business

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, or other reorganization with another corporation or entity; joint venture; license; purchase and sale of assets; or purchase and sale of stock, the exact nature of which cannot now be predicted. Notwithstanding the above, the Company does not intend to participate in a business through the purchase of minority stock positions. On the consummation of a transaction, it is likely that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders.

In connection with the Company's acquisition of a business, the present shareholders of the Company, including officers and directors, may, as a negotiated element of the acquisition, sell a portion or all of the Company's Common Stock held by them at a significant premium over their original investment in the Company. As a result of such sales, affiliates of the entity participating in the business reorganization with the Company would acquire a higher percentage of equity ownership in the Company. Management does not intend to actively negotiate for or otherwise require the purchase of all or any portion of its stock as a condition to or in connection with any proposed merger or acquisition. Although the Company's present shareholders did not acquire their shares of Common Stock with a view towards any subsequent sale in connection with a business reorganization, it is not unusual for affiliates of the entity participating in the reorganization to negotiate to purchase shares held by the present shareholders in order to reduce the amount of shares held by persons no longer affiliated with the Company and thereby reduce the potential adverse impact on the public market in the Company's common stock that could result from substantial sales of such shares after the business reorganization.
 Public investors will not receive any portion of the premium that may be paid in the foregoing circumstances. Furthermore, the Company's shareholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction.

In the event sales of shares by present shareholders of the Company, including officers and directors, is a negotiated element of a future acquisition, a conflict of interest may arise because directors will be negotiating for the acquisition on behalf of the Company and for sale of their shares for their own respective accounts. Where a business opportunity is well suited for acquisition by the Company, but affiliates of the business opportunity impose a condition that management sell their shares at a price which is unacceptable to them, management may not sacrifice their financial interest for the Company to complete the transaction. Where the business opportunity is not well suited, but the price offered management for their shares is high, Management will be tempted to effect the acquisition to realize a substantial gain on their shares in the Company. Management has not adopted any policy for resolving the foregoing potential conflicts, should they arise, and does not intend to obtain an independent appraisal to determine whether any price that may be offered for their shares is fair. Stockholders must rely, instead, on the obligation of management to fulfill its fiduciary duty under state law to act in the best interests of the Company and its stockholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter. Although the terms of such registration rights and the number of securities, if any, which may be registered cannot be predicted, it may be expected that registration of securities by the Company in these circumstances would entail substantial expense to the Company.

The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on such market.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to structure the acquisition as a so-called "tax-free" event under sections 351 or 368(a) of the Internal Revenue Code of 1986 (the "Code"). In order to obtain tax-free treatment under section 351 of the Code, it would be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity. Section 368(a)(1) of the Code provides for tax- free treatment of certain business reorganizations between corporate entities where one corporation is merged with or acquires the securities or assets of another corporation. Generally, the Company will be the acquiring corporation in such a business reorganization, and the tax-free status of the transaction will not depend on the issuance of any specific amount of the Company's voting securities. It is not uncommon, however, that as a negotiated element of a transaction completed in reliance on section 368, the acquiring corporation will issue securities in such an amount that the shareholders of the acquired corporation will hold 50% or more of the voting stock of the surviving entity. Consequently, there is a substantial possibility that the shareholders of the Company immediately prior to the transaction would retain less than 50% of the issued and outstanding shares of the surviving entity. Therefore, regardless of the form of the business acquisition, it may be anticipated that stockholders immediately prior to the transaction will experience a significant reduction in their percentage of ownership in the Company.

Notwithstanding the fact that the Company is technically the acquiring entity in the foregoing circumstances, generally accepted accounting principles will ordinarily require that such transaction be accounted for as if the Company had been acquired by the entity owning the other business and, therefore, will not permit a write-up in the carrying value of the assets of the other company.

The manner in which the Company participates in a business will depend on the nature of the business, the respective needs and desires of the Company and other parties, the management of the business, and the relative negotiating strength of the Company and such other management.

The Company will participate in a business only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to such closing, will outline the manner of bearing costs if the transaction is not closed, will set forth remedies on default, and will include miscellaneous other terms.

Operation of Business After Acquisition

The Company's operation following its acquisition of a business will be dependent on the nature of the business and the interest acquired. The Company is unable to predict whether the Company will be in control of the business or whether present management will be in control of the Company following the acquisition. It may be expected that the business will present various risks, which cannot be predicted at the present time.

Governmental Regulation

It is impossible to predict the government regulation, if any, to which the Company may be subject until it has acquired an interest in a business. The use of assets and/or conduct of businesses which the

Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity will make the acquisition of an interest in such business a higher risk.

Competition

The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance that the Company will be successful in obtaining suitable investments.

Employees

The Company is a development stage company and currently has no employees. Executive officers will devote only such time to the affairs of the Company as they deem appropriate, which is estimated to be approximately 20 hours per month per person. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating businesses. The need for employees and their availability will be addressed in connection with a decision whether or not to acquire or participate in a specific business industry.

ITEM 2.           DESCRIPTION OF PROPERTY

The Company currently owns no real property. The Company has a verbal agreement with Global Universal, Inc., one of its major shareholders, permitting it to maintain office space and a phone number at Global's headquarters at 11701 South Freeway in Burleson, Texas.

The Company does not currently have any policy with respect to real estate investment, as it does not plan to engage in the business of real estate investment. The Company does not plan to invest in other pieces of real property except as integral to the operations of a business it acquires.

ITEM 3.           LEGAL PROCEEDINGS

In January, 2000, the Company fully settled the claims raised by Biorelease Corporation in its petition filed in the district court of Harris County, Texas, 269th judicial district, on September 30, 1999. The case involved a March 1994 contract with Genesis by which 150,000 shares of Genesis preferred stock were given to Biorelease in exchange for 1.5 million shares of its common stock. Biorelease sought relief in the form of an injunction preventing transfer of its
1.5 million shares, or rescission of the contract, or damages of $1,300,000. As part of the settlement and stipulation by the parties, on or about January 13, 2000, a Final Judgement was entered rescinding the contract, and the parties gave back to each other the shares which had been the subject of the contract. No other relief was granted by the Final Judgment, and in fact all other claims for relief sought in the complaint were dismissed with prejudice.

In 1998, the county of Tarrant County, Texas and the city of Fort Worth, Texas filed a lawsuit in the district court for Tarrant County, Texas seeking relief in the form that Lincoln Health Fund, Inc. pay approximately $36,000 in allegedly unpaid ad valorem and property taxes. The suit has been settled subject to a payment plan, and the land was sold to Power Exploration, Inc., a publicly traded company, in February of 2000 in exchange for 600,000 shares of Power Exploration's common stock.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

The Company's common stock is traded on the OTC Bulletin Board under the symbol "GNCP."

The table below sets forth the high and low bid prices for the Company's Common Stock for each quarter of fiscal 1999 and fiscal 2000 (for fiscal years ended September 30, 1999 and 2000). The quote given for the quarter ended June 30, 1999 reflects a 1 for 2000 reverse split which the Company effected on or about March 9, 1999. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:


                 Quarter Ended          High            Low
                 ------- -----          ----            ---
F.Y. 1999        12/31/98               $1.06           $0.19
---------
                 3/31/99                $0.13           $0.06
                 6/30/99                $7.001          $1.00
                 9/30/99                $3.50           $.88

                 Quarter Ended          High            Low
                 ------- -----          ----            ---
F.Y. 2000        12/31/99               $3.44           $2.25
---------
                 3/31/00                $7.44           $2.50
                 6/30/00                $5.25           $1.50
                 9/30/00                $2.50           $1.25


--------

     (1) Prices reflect a 1 for 2000 reverse split effective March 9, 1999.

Record Holders

There is only one class of common stock. As of January 8, 2001 there were 239 shareholders of record for the Company's common stock, holding a total of 2,217,911 shares. An additional 241,000 shares of common stock were issued to Charles Barnhill in April 2000 as part of an acquisition that never closed and has since been rescinded, but both Mr. Barnhill and the Company have placed stop orders on those shares. It is the Company's position that these shares are not validly issued or outstanding. If these shares were included, the total shares of common stock issued and outstanding would be 2,458,911.

The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

The Company has not declared any dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and will depend on the Company's earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company's ability to pay dividends on its common stock other than those generally imposed by applicable state law.


Recent Sales of Unregistered Securities

The following is a list of unregistered securities sold by the Company within the last three years including the date sold, the title of the securities, the amount sold, the identity of the person who purchased the securities, the price or other consideration paid for the securities, and the section of the Securities Act of 1933 under which the sale was exempt from registration as well as the factual basis for claiming such exemption.

On November 30, 1996, the Company issued 20,000 shares of preferred stock to Zeros USA, Inc. in exchange for services rendered, exempt pursuant to section 4(2) of the Securities Act of 1933, based on the facts that the issuance was an isolated private transaction by the Company which did not involve a public offering, there was only one offeree, the offeree did not resell the stock but continues to hold the stock to this day, there was no subsequent or contemporaneous public offering of the preferred stock, the stock was not broken down into small denominations, and the negotiations for the sale took place directly between the offeree and the Company.

On January 31, 1997, the Company issued a total of 15,000 shares of its preferred stock to REP TRUST, in exchange for services rendered, exempt pursuant to section 4(2) of the Securities Act of 1933, based on the facts that the issuance was an isolated private transaction by the Company which did not involve a public offering, there was only one offeree, the offeree did not resell the stock but continues to hold the stock to this day, there was no subsequent or contemporaneous public offering of the preferred stock, the stock was not broken down into small denominations, and the negotiations for the sale took place directly between the offeree and the Company.

On March 7, 1997, the Company issued a total of 15,000 shares of its preferred stock to ECO PAL, Inc. in exchange for services rendered, exempt pursuant to section 4(2) of the Securities Act of 1933, based on the facts that the issuance was an isolated private transaction by the Company which did not involve a public offering, there was only one offeree, there was no subsequent or contemporaneous public offering of the preferred stock, the stock was not broken down into small denominations, and the negotiations for the sale took place directly between the offeree and the Company.

On April 14, 1997, the Company issued a total of 20,000 shares of its preferred stock to Zeros USA, Inc. in exchange for services rendered, exempt pursuant to section 4(2) of the Securities Act of 1933, based on the facts that the issuance was an isolated private transaction by the Company which did not involve a public offering, there was only one offeree, the offeree did not resell the stock but continues to hold the stock to this day, there was no subsequent or contemporaneous public offering of the preferred stock, the stock was not broken down into small denominations, and the negotiations for the sale took place directly between the offeree and the Company.

On December 8, 1997, the Company issued a total of 85,495,184 shares of common stock (pre-1:20 reverse split) to Churchill Advancements, Inc., the sole shareholder of the Lincoln Health Fund, Inc., whereby the Company acquired 100% ownership of the Lincoln Health Fund, Inc. exempt pursuant to section 4(2) of the Securities Act of 1933, based on the facts that the issuance was an isolated private transaction by the Company which did not involve a public offering, there was only one offeree, there was no subsequent or contemporaneous public offering of the common stock, the stock was not broken down into small denominations, and the negotiations for the sale took place directly between the offeree and the Company.

On February 10, 1998 the Company issued a total of 175,000 shares of its common stock (150,000 shares to its President, Reginald Davis, as compensation for services rendered in managing the Company; and 25,000 shares to its Vice President, Jerry Conditt, for the same consideration), exempt pursuant to section 4(2) of the Securities Act of 1933, based on the facts that the issuance was an isolated private transaction by the Company which did not involve a public offering, there were only two offerees, both offerees had a special status as officers or directors of the Company, the offerees did not resell the stock but continue to hold the stock to this day, there was no subsequent or contemporaneous public offering of the common stock, the stock was not broken down into small denominations, and the negotiations for the sale took place directly between the offeree and the Company.

On March 11, 1998, the Company issued a total of 28,500 shares of its common stock to 4 individuals (200 shares to the Susan Smith IRA; 20,000 shares to Larry Hillis; and 8,300 shares to Jim and Judy Cornett) according to the terms of its convertible preferred stock. Each of the foregoing had held shares of the convertible preferred stock and elected to convert the shares into common stock, exempt pursuant to section 4(2) of the Securities Act of 1933, based on the facts that the issuance was an isolated private transaction by the Company which did not involve a public offering, there were only four offerees, the offerees were part of a special, well-defined class of previous preferred stock holders, the offerees did not resell the stock but continue to hold the stock to this day, there was no subsequent or contemporaneous public offering of the common stock, the stock was not broken down into small denominations, and the negotiations for the sale took place directly between the offerees and the Company.

On April 30, 1998, the Company issued a total of 27,000 shares to Country Maid Farms, Inc. according to the terms of its convertible preferred stock. The foregoing shareholder had held shares of the convertible preferred stock and elected to convert the shares into common stock exempt pursuant to section 4(2) of the Securities Act of 1933, based on the facts that the issuance was an isolated private transaction by the Company which did not involve a public offering, there was only one offeree, the offeree was part of a special, well-defined class of previous preferred stock holders, the offeree did not resell the stock but continues to hold the stock to this day, there was no subsequent or contemporaneous public offering of the common stock, the stock was not broken down into small denominations, and the negotiations for the sale took place directly between the offeree and the Company.

On May 19, 1998, the Company issued a total of 105,000 shares of its common stock to Agri Capital Trust according to the terms of its convertible preferred stock. The foregoing shareholder had held shares of the convertible preferred stock and elected to convert the shares into common stock exempt pursuant to section 4(2) of the Securities Act of 1933, based on the facts that the issuance was an isolated private transaction by the Company which did not involve a public offering, there was only one offeree, the offeree was part of a special, well-defined class of previous preferred stock holders, the offeree did not resell the stock but continues to hold the stock to this day, there was no subsequent or contemporaneous public offering of the common stock, the stock was not broken down into small denominations, and the negotiations for the sale took place directly between the offeree and the Company.

On May 28, 1998, the Company issued a total of 182,500 shares of its common stock to 3 persons (25,000 shares to Agri Capital Trust; 150,000 shares to American National Financial Services, and 7,500 shares to Trade Americas, Inc.) according to the terms of its convertible preferred stock. The foregoing shareholders had held shares of the convertible preferred stock and elected to convert the shares into common stock exempt pursuant to section 4(2) of the Securities Act of 1933, based on the facts that the issuance was an isolated private transaction by the Company which did not involve a public offering, there were only three offerees, the offerees were part of a special, well-defined class of previous preferred stock holders, all 3 of the offerees did not resell the stock but continue to hold the stock to this day, there was no subsequent or contemporaneous public offering of the common stock, the stock was not broken down into small denominations, and the negotiations for the sale took place directly between the offerees and the Company.

On June 5, 1998, the Company issued a total of 10,000 shares of its common stock to Zeros USA, Inc. according to the terms of its convertible preferred stock. The foregoing shareholder had held shares of the convertible preferred stock and elected to convert the shares into common stock exempt pursuant to section 4(2) of the Securities Act of 1933, based on the facts that the issuance was an isolated private transaction by the Company which did not involve a public offering, there was only one offeree, the offeree was part of a special, well-defined class of previous preferred stock holders, the offeree did not resell the stock but continues to hold the stock to this day, there was no subsequent or contemporaneous public offering of the common stock, the stock was not broken down into small denominations, and the negotiations for the sale took place directly between the offeree and the Company.

On June 10, 1998 the Company issued a total of 1,500 shares of its common stock to Roscoe Hill Hatchery, Inc. according to the terms of its convertible preferred stock. Roscoe Hill had held shares of the convertible preferred stock and elected to convert the shares into common stock exempt pursuant to section 4(2) of the Securities Act of 1933, based on the facts that the issuance was an isolated private transaction by the Company which did not involve a public offering, there was only one offeree, the offeree was part of a special, well-defined class of previous preferred stock holders, there was no subsequent or contemporaneous public offering of the common stock, the stock was not broken down into small denominations, and negotiations for the sale took place directly between the offeree and the Company.

On February 9, 1999, the Company issued a total of 600,000 shares of its preferred stock to 5 persons (150,000 shares to Henry Simon, Esq.; 150,000 shares to David Newren; 150,000 shares to Ronald Welborn; 75,000 shares to Richard Surber; and 75,000 shares to A Z Professional Consultants, Inc.) in exchange for consulting services rendered, exempt pursuant to section 4(2) of the Securities Act of 1933, based on the facts that the stock was offered in an isolated private transaction by the Company and did not involve a public offering of stock, there were only five offerees, all offerees were part of a special, well- defined class of sophisticated financial advisors with special knowledge of the Company, none of the offerees resold their stock to outsiders or to the public markets - rather, they have all allowed the Company to buy back their stock pursuant to the Debt Settlement Agreement attached as Exhibit 6(viii), there was no subsequent or contemporaneous public offering of the preferred stock, the stock was not broken down into small denominations, and the negotiations for the sale took place directly between the offerees and the Company.

On March 25, 1999, the Company issued a total of 502,360 shares (post 1:2000 reverse stock split) of its common stock at a price of $.10 per share--an aggregate of $50,236--pursuant to Rule 504 of Regulation D of the Securities Act of 1933 to 4 persons (215,000 shares to Erie Holdings, Ltd; 150,000 to Chartwell Investments, Inc.; 100,000 to Arce International, Inc.; and 37,360 to Hudson Consulting Group, Inc.). The Company relied on the following facts in determining that Rule 504 Regulation D was available: (a) an opinion letter from counsel to the effect that the stock was exempt from registration under federal law and state law because Erie and Arce were offshore entities not subject to state blue sky laws, Hudson was a Nevada Corporation exempt under Nevada Statute
Section 90.503(11) limiting the offering to 25 purchasers, and Chartwell was a Texas corporation exempt under Texas Statute Section 581-5(I)(3) limiting the offering to 15 persons; (b) the Company was not subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; (c) the Company had a specific business plan at the time to acquire a specific company, Motor Sports on Dirt, Inc., to operate Nascar-style race tracks; (d) the aggregate offering price of all shares offered under Rule 504 in the preceding 12 months did not exceed $1,000,000 and (e) the Company filed a Form D within 15 days of the first sale of the shares subject to the offering. The Company also offered to allow investors to inspect the books and records of the Company.

On April 2, 1999, the Company issued a total of 230,000 shares of its common stock (post 1:2000 reverse split) to five individuals (100,000 shares to David Newren; 60,000 shares to Reginald Davis; 35,000 shares to Jerry Conditt; 20,000 shares to Fauniel Rowland, Esq.; and 15,000 shares to Jim Rolfe, Esq.) in exchange for services rendered, exempt pursuant to section 4(2) of the Securities Act of 1933, based on the facts that the issuance was an isolated private transaction by the Company which did not involve a public offering, there were only five offerees, the offerees were part of a special, well-defined class of attorneys, consultants, and corporate officers who had rendered services directly to the Company, none of the offerees have resold the stock but all continue to hold the stock to this day, there was no subsequent or contemporaneous public offering of the common stock, the stock was not broken down into small denominations, and the negotiations for the sale took place directly between the offerees and the Company.

On September 28, 1999, the Company issued a total of 1,332,640 shares of its common stock to 3 persons (550,000 shares to Global Universal, Inc.; 532,640 shares to Hudson Consulting Group, Inc.; and 250,000 shares to Donald Walker) in exchange for the following consideration: Global and Hudson for services rendered in assisting with location and negotiation of mergers and acquisitions for the Company, and Donald Walker in full and final settlement of disputed claims relating to the failed merger with Motor Sports on Dirt, Inc. All issuances were exempt pursuant to section 4(2) of the Securities Act of 1933, based on the facts that the issuance was an isolated private transaction by the Company which did not involve a public offering, there were only three offerees, the offerees were part of a special, well-defined class of sophisticated financial consultants and officers of Motor Sports, the offerees did not resell the stock but continue to hold the stock to this day, there was no subsequent or contemporaneous public offering of the common stock, the stock was not broken down into small denominations, and the negotiations for the sale took place directly between the offerees and the Company.

On February 4, 2000, the Company issued a total of 15,000 restricted shares of its common stock to an attorney, Charles Barnhill, in exchange for legal services rendered, exempt pursuant to section 4(2) of the Securities Act of 1933, based on the facts that the issuance was an isolated private transaction by the Company which did not involve a public offering, there was only one offeree, the offeree was part of a special, well-defined class of attorneys who had rendered legal services directly to the Company, the offeree has not resold the stock but continues to hold the stock to this day, there was no subsequent or contemporaneous public offering of the common stock, the stock was not broken down into small denominations, and the negotiations for the sale took place directly between the offeree and the Company.

On February 11, 2000, the Company issued a total of 100,000 shares of restricted common stock to Larry Austin in exchange for a waiver of all his rights as a holder of the Company's preferred stock, exempt pursuant to section 4(2) of the Securities Act of 1933, based on the facts that the issuance was an isolated private transaction by the Company which did not involve a public offering, there was only one offeree, the offeree was part of a special, well-defined class of previous preferred stock holders, there was no subsequent or contemporaneous public offering of the common stock, the stock was not broken down into small denominations, and negotiations for the sale took place directly between the offeree and the Company.

On April 13, 2000, the Company issued a total of 30,000 shares of restricted common stock to Crestline according to the terms of its convertible preferred stock. Crestline had held shares of the convertible preferred stock and elected to convert the shares into common stock, exempt pursuant to section 4(2) of the Securities Act of 1933, based on the facts that the issuance was an isolated private transaction by the Company which did not involve a public offering, there was only one offeree, the offeree was part of a special, well-defined class of previous preferred stock holders, there was no subsequent or contemporaneous public offering of the common stock, the stock was not broken down into small denominations, and negotiations for the sale took place directly between the offeree and the Company.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of Operations

The Company's plan of operation for the coming year is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. The Company anticipates that its owners, affiliates, and consultants will provide it with sufficient capital to continue operations until the end of the fourth quarter of 2000, but there can be no assurance that this expectation will be fully realized.

The Company does not expect to generate any meaningful revenue or incur operating expenses unless and until it acquires an interest in an operating company.

Results of Operations

Fiscal Years ending September 30, 2000 and 1999

The Company had no revenue from continuing operations for the periods ended September 30, 2000 and 1999.

The Company received a property tax benefit of $32,158 for the year ended 9/30/00, because it sold its land and the buyer assumed the taxes, as compared to a property tax liability of $15,236 for the year ended 9/30/99. General and administrative expenses for the period ended September 30, 2000 were $45, compared to $15,558 for the year ended September 30, 1999. General and administrative expenses for fiscal 1999 consisted of expenses to keep the Company in good corporate standing, fees to transfer agents, and minimal expenses for office and bank account administration. In the year ended 9/30/00, the Company incurred expenses of $36,000 for rent, $18,000 for directors' fees, and $18,500 for management fees, compared to $0.00 for each of these categories in the year ended 9/30/99.

The Company had a net loss of $26,655 for the period ended September 30, 2000, and a net loss of $26,175 for the year ended September 30, 1999. The Company's net losses for fiscal 2000 and 1999 were attributable to property taxes, general and administrative expenses, rent and fees to directors and managers.

The Company does not expect to generate any meaningful revenue or incur operating expenses unless and until it acquires an interest in an operating company.

Liquidity and Capital Resources

At September 30, 2000 the Company had one major asset, 600,000 shares of the restricted common stock of Power Exploration, Inc., a publicly traded company (OTCBB: PWRX). The Company is currently authorized to issue 50,000,000 shares of common stock, of which 2,217,911 shares were validly issued and outstanding as of January 8, 2001. In 1999, the Company issued 532,640 shares of common stock, restricted pursuant to Rule 144, to Hudson Consulting Group, Inc. in order to pay the costs of becoming a reporting company under the Securities Exchange Act of 1934. Management is hopeful that being a reporting company will increase the number of prospective business ventures that may be available to the Company. Management believes that the Company has sufficient resources to meet the anticipated needs of the Company's operations through at least the first half of 2001. However, there can be no assurances to that effect, as the Company has no revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period.

The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company; and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business, product, technology or company and there can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires. If the Company is unable to participate in a business venture by the end of the first half of 2001, it may require additional capital to continue its search for a business venture and avoid dissolution. There is no assurance additional capital will be available to the Company on acceptable terms.

ITEM 7.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Genesis Capital Corporation of Nevada, a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, audited, condensed financial statements including a balance sheet for the Company as of the year ended September 30, 2000 and audited statements of income, cash flows and changes in shareholders' equity up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-11 and are incorporated herein by this reference.







                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                          INDEX TO FINANCIAL STATMENTS

Auditor's Report.............................................................F-2

Audited Balance Sheet as of September 30, 2000
     September 30, 1999......................................................F-3

Audited Statement of Operations for the years ended
     September 30, 2000 and September 30, 1999...............................F-4

Audited Statement of Stockholder's Equity for the year
     September 30, 2000......................................................F-5

Audited Statement of Cash Flows or the years ended
     September 30, 2000 and September 30, 1999...............................F-6

Notes to Condensed Fiancial Statements.......................................F-7

                        REPORT OF INDEPENDENT ACCOUNTANT



To the Board of Directors
Genesis Capital Corporation of Nevada
(a Nevada corporation)


I have audited the accompanying balance sheet of Genesis Capital Corporation of Nevada (Company) as of September 30, 2000 and 1999 and the related statement of operations, statement of stockholders' equity, and the statement of cash flows for the years then ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2000 and 1999 and the results of its operations for the years then ended in conformity with generally accepted accounting principles.






Clyde Bailey P.C.


/s/ Clyde Bailey P.C.

San Antonio, Texas
January 12, 2001


                                   GENESIS CAPITAL CORPORATION OF NEVADA
                                              Balance Sheets
                                   As of September 30, 2000 and 1999

                                                                        2000                   1999
                                                                        ----                   ----
                                     ASSETS
 Current Assets:
 Cash in Bank                                                       $        -            $          -
                                                                    ------------           -------------
                Total Current Assets                                         -                       -

 Investments
 Marketable Securities, at Market Value                                195,000                 600,000
 Deferred Tax Benefit                                                  156,051                   4,619
                                                                    ------------           -------------
                Total Assets                                        $  351,051                $604,619
                                                                    ============           =============
                                   LIABILITIES

 Current Liabilities
 Accrued Expenses                                                   $   72,500            $     32,158
 Deferred Tax payable - Investments                                          -                       -
                                                                    ------------           -------------
                Total Current Liabilities                               72,500                  32,158

 Commitment and Contigencies                                                 -                       -

                              STOCKHOLDERS' EQUITY

  Preferred Stock, 0.001 par value,                                         78                     933
      10,000,000 shares authorized with
      77,755 and 932,755 issued and outstanding

  Common Stock, .001 par value,                                          2,218                   2,068
      50,000,000 authorized with 2,217,911
      and 2,067,911 issued and outstanding

  Accumulated Other Comprehensive Income (Loss)                       (267,300)                      -
  Additional paid in capital                                         9,195,579               9,194,829
  Accumulated Deficit                                               (8,652,024)             (8,625,369)
                                                                    ------------           -------------
                  Total Stockholders' Equity                           278,551                 572,461
                                                                    ------------           -------------
                  Total Liabilities and Stockholders' Equity       $   351,051            $    604,619
                                                                    ============           =============






See  accompanying  ssummary of accounting  principles and notes to  consolidated financial statements.

                      GENESIS CAPITAL CORPORATION OF NEVADA
                             Statement of Operations
                    For the Twelve Months Ended September 30


                                                     2000             1999
                                                 -----------       -----------
Revenues:
Revenues                                         $        -       $         -
                                                -------------     -------------
     Total Revenues                              $        -       $         -
                                                -------------     -------------

Propery Taxes                                        (32,158)          15,236
Rent                                                  36,000                -
Directors Fees                                        18,000                -
Management Fees                                       18,500                -
General & Administrative Expenses:                        45           15,558
                                                -------------     -------------
     Total Expenses                              $    40,387           30,794
                                                -------------     -------------
Net Income Before Tax                                (40,387)         (30,794)

Income Tax Benefit                                    13,732            4,619
                                                -------------     -------------
Net Income                                       $   (26,655)         (26,175)

Earnings Per Share - Basic
     Net Income (Loss) per Share                 $    (0.021)     $    (1.325)
Earnings Per Share - Diluted
     Net Income (Loss) per Share                 $    (0.015)     $    (0.008)

Weighted Average Shares Outstanding                 2,217,911           19,762
Weighted Average Shares Outstanding (Diluted)       2,995,461        3,347,290
     (Retroactively Restated)



See  accompanying  summary  of  accounting  policies  and notes to  consolidated financial statements

                                   Genesis Capital Corporation of Nevada
                                      Statement of Stockholders' Equity




                                                                                            Accumulated
                                  Common Stock           Preferred Stock     Additional       Other
                              ----------------------------------------------  Paid-in      Comprehensive  Accumulated
                                Shares     At Par     Shares      At Par      Capital      Income (Loss)     Deficit        Total
                              ---------   --------- ------------ ----------- ------------ ----------------  ------------ -----------
Balance, Ocotober 1, 1998      5,532,016     5,532   $  332,755       333    $ 9,176,407            -     $ (8,599,194)  $  583,078
                             ------------   ------- ------------ ---------    -----------   ------------  -------------  -----------
Stock Reverse 2000/1          (5,529,250)   (5,529)           -         -          5,529            -                -            0
 Effective March 9, 1999

Stock Issued                   2,065,145     2,065      600,000       600         12,893            -                -       15,558

Net Income (Loss)                      -         -            -         -             -             -          (26,175)     (26,175)
                             ------------   ------- ------------ ---------    -----------   ------------  -------------  -----------
Balance, September 30, 1999   2,067,0911     2,068      932,755       933     $9,194,829            -     $ (8,625,369)  $  572,461

Comprehensive Income (Loss):
  Net Income (Loss)                                                                                            (26,665)     (26,665)
  Unrealized Gain (Loss) on
    Securities                        -                                                      (267,300)                     (267,300)
                                                                                                                           (293,955)

Stock Cancelled                       -                (750,000)     (750)           750          -                  -            0

Stock Issuance                   150,000       150     (105,000)     (105)                      -                    -           45
                                ---------  --------  ----------   --------    -----------   -----------  -------------   -----------
Balance, September 30, 2000    2,217,911   $ 2,218     $ 77,755        78     $9,195,579   $ (267,300)   $ (8,652,024)   $  278,551
                              ==========   ========  ===========  ========    ===========   ===========  =============   ===========

See  accompanying  summary  of  accounting  policies  and notes to  consolidated financial statements

                       GENESIS CAPITAL CORPORATION OF NEVADA
                             Statements of Cash Flows
                     For the Twelve Months Ended September 30,


                                                     2000                1999
                                               -------------         -----------
Cash Flows - Operating Activities
         Net Income                             $  (26,655)          $  (26,175)
         Adjustments:
         Accrued Property Taxes                    (32,158)              15,236
         Accrued Expenses                           72,500
         Deferred Income Tax Benefit               (13,732)              (4,619)
         Accounts Receivable                             -                    -
                                                -----------          -----------
         Total from Operating Activities        $      (45)            $(15,558)
                                                -----------          -----------
Cash Flows - Investing Activities
         Fixed Assets                                    -
                                                -----------          -----------
         Total for Investing Activities         $        -           $        -
                                                -----------          -----------
Cash Flows - Financing Activities
         Common Stock/Paid-In-Capital                   45               15,558
         Other
                                                -----------          -----------
         Total from Financing Activities                45           $   15,558
                                                -----------          -----------
         Increase in Cash                                -                    -

Cash Balance, Begin of Year                              -                    -
                                                -----------          -----------
Cash Balance, End of Year                      $         -           $        -
                                                ===========          ===========
Supplement Disclosure:
         Cash paid during year for:
           Interest                                      -                    -
           Income Taxes                                  -                    -





See  accompanying  summary  of  accounting  policies  and notes to  consolidated financial statements

                      GENESIS CAPITAL CORPORATION OF NEVADA
                          Notes to Financial Statements

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

NATURE OF BUSINESS

Genesis Capital Corporation (the "Company") was incorporated in the State of Colorado in 1983. The Company had no revenues or expenses for the years ended September 30, 1998 and 1997. In the fiscal year ended September 30, 2000 and 1999 only minimal activity has been recorded. In March of 1999 the Company filed an Articles of Merger in the State of Nevada to change the name to Genesis Capital Corporation of Nevada and to change the par value of the common stock. In December 1997, the Company merged with Lincoln Health Fund Inc. which owned land in Tarrant County Texas. The company has a total of 50,000,000 authorized common shares (par value of $.001) with 2,217,911 shares issued and outstanding, and 10,000,000 authorized preferred stock (par value of $.001) with 77,755 shares issued outstanding as of September 30, 2000.

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

                      GENESIS CAPITAL CORPORATION OF NEVADA
                          Notes to Financial Statements



     FEDERAL INCOME TAX

     The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. The Company accounts for income taxes pursuant to the provisions of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The Company has a net operating loss carryover of $52,830 that will expire beginning in 2014.

     UNINSURED CASH BALANCES

     The Company maintains its cash balances at several financial institutions. Accounts at the institutions are secured by the Federal Deposit Insurance Corporation up to $100,000. Periodically, balances may exceed this amount. At September 30, 2000, there were no uninsured cash balances.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The  carrying   value  of  financial   instruments   including   marketable
     securities, notes and loans receivables, accounts payable and notes payable approximate their fair values at September 30, 2000 and 1999.

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

                      GENESIS CAPITAL CORPORATION OF NEVADA
                          Notes to Financial Statements


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


ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for sale security, or a foreign-currency-denominated forecasted transaction. Because the Company has no derivatives, this accounting pronouncement has no effect on the Company's financial statements.

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

NOTE 3- COMMON STOCK

The Company filed a plan of merger in the State of Nevada with an effective date of March 9, 1999. As part of the agreement, the Board of Directors approved a 2000 to 1 reverse stock split be recorded with any fractional shares rounded up. Also, the par value of the Nevada corporation was changed to $.001 par value. In the quarter ended March 31, 2000, 150,000 shares of stock were issued. A total of 105,000 shares was issued as conversion of preferred stock and 45,000 shares for legal services during the current fiscal year. The value of the stock issued for legal services was valued at par value.

NOTE 4-  PREFERRED STOCK

The Company's preferred stock contains a designation of $.60 cumulative convertible Preferred Stock. A total of 10,000,000 shares are authorized with 77,755 and 932,755 issued and outstanding as of June 30, 2000 and September 30, 1999. The holders of the Convertible Preferred Stock shall be entitled to receive, when declared by the Board of Directors, dividends of $.60 per share and no more. Also, the preferred stock is eligible to be converted to common stock at the rate of 10 shares of common stock for each share of preferred stock. In the year ended September 30, 2000, a total of 105,000 shares of preferred stock was converted into common stock.

                      GENESIS CAPITAL CORPORATION OF NEVADA
                          Notes to Financial Statements


NOTE 5- MARKETABLE SECURITIES

The carrying amounts of marketable securities as shown in the accompanying balance sheet and their approximate market values at September 30, 2000 are as follows:

                                 Gross                Gross
                               Unrealized           Unrealized      Market
                         Cost          Gains          Losses         Value
--------------------------------------------------------------------------------
 Available for  sale:    Basis         Gains          Losses

 Securities            $600,000      $    -0      $   405,000       $195,000

The securities was valued at the market price per share at the balance sheet date ($.50) less a discount of 35% due to the small trading volume and the stock having a restricted legend on the shares.

Unrealized gains and losses on securities available for sale at September 30, 2000 are shown net of income taxes as a component of stockholders' equity.

NOTE 6- ACCRUED EXPENSES

In the year ended September 30, 2000, an amount of $72,500 has been accrued for rent, directors fees, and management fees for the year ended September 30, 2000.

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

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

In its two most recent fiscal years or any later interim period, the Company has had no disagreements with its independent accountants.

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS


The following two persons constitute all of the Company's Executive Officers and Directors as of 9/30/00:

     Name                 Age   Position

     Reginald L. Davis    45    President/CEO and Director

     Jerry Conditt        65     Vice President/Secretary/Treasurer and Director

All executive officers are elected by the Board and hold office until the next Annual Meeting of stockholders and until their successors are elected and qualify.

     Reginald L. Davis was appointed President and Director of the Company on December 8, 1997. Mr. Davis is an attorney specializing in international business and corporate law. He is presently a partner in the law firm of Martinez, Rodriguez y Asociados, S. C., of Mexico City. Mr. Davis has 20 years of experience in the legal field. Mr. Davis received a Master of Laws degree in 1984 from Harvard Law School, a Juris Doctor degree in 1983 from the Universidad Iberoamericana, and a Bachelor of Arts degree, summa cum laude (Government), in 1978 from Georgetown University.

---------------

     Jerry Conditt was appointed Vice President, Secretary, Treasurer and Director of the Company on December 8, 1997. Mr. Conditt has over 30 years of experience in the business field. His experience includes starting, purchasing, operating and selling various businesses. He is presently engaged in automobile sales and financing. Mr. Conditt has a Bachelor of Business Administration degree from North Texas State University.

ITEM 10.          EXECUTIVE COMPENSATION

No cash compensation was paid to any of the Company's executive officers during the fiscal years ended September 30, 1999 or 2000. No cash compensation has been paid to any of the executive officers since the beginning of 1999, and it is not expected any such compensation will be paid during the remainder of 2000. The executive officers did receive the following issuances of stock only, which may have been in the nature of compensation: Reginald Davis was issued 150,000 shares of common stock, restricted under Rule 144, on February 10, 1998; he was issued 60,000 shares of common stock, restricted under Rule 144, on April 2, 1999. Jerry Conditt was issued 25,000 shares of common stock, restricted under Rule 144, on February 10, 1998; he was issued 35,000 shares of common stock, restricted under Rule 144, on April 2, 1999.

The Company has no agreement or understanding, express or implied, with any officer, director, or principal stockholder, or their affiliates or associates, regarding employment with the Company or compensation for services. The Company has no plan, agreement, or understanding, express or implied, with any officer, director, or principal stockholder, or their affiliates or associates, regarding the issuance to such persons of any shares of the Company's authorized and unissued common stock. There is no understanding between the Company and any of its present stockholders regarding the sale of a portion or all of the common stock currently held by them in connection with any future participation by the Company in a business. There are no other plans, understandings, or arrangements whereby any of the Company's officers, directors, or principal stockholders, or any of their affiliates or associates, would receive funds, stock, or other assets in connection with the Company's participation in a business. No advances have been made or contemplated by the Company to any of its officers, directors, or principal stockholders, or any of their affiliates or associates.

There is no policy that prevents management from adopting a plan or agreement in the future that would provide for cash or stock based compensation for services rendered to the Company.

On acquisition of a business, it is possible that current management will resign and be replaced by persons associated with the business acquired, particularly if the Company participates in a business by effecting a stock exchange, merger, or consolidation as discussed under the "BUSINESS" heading above. In the event that any member of current management remains after effecting a business acquisition, that member's time commitment and compensation will likely be adjusted based on the nature and location of such business and the services required, which cannot now be foreseen.

Compensation of Directors

There is no standard arrangement to compensate directors for their services as directors of the Company. The Company made a 1-time arrangement to accrue an $18,000 payment to directors for working on attempted (but failed) mergers during the past year, and there are no plans to repeat payment in the future.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS &
                  MANAGEMENT

The following table sets forth, as of January 8, 2001, the number and percentage of outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each current director of the Company, (ii) each current executive officer of the Company, (iii) all current directors and executive officers of the Company as a group, and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the Company's outstanding common stock. Except as otherwise indicated, the persons named in the table below have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws (where applicable).


  Title of Class        Name and Address of Beneficial              Amount and nature of           Percent of Class
                                   Ownership                        Beneficial Ownership

      Common               Global Universal, Inc.(1)                      542,500                        24.5%
       Stock                     P.O. Box 6653
                             Fort Worth, TX 76115

      Common             Hudson Consulting Group, Inc.                    532,640                        24.0%
       Stock             268 West 400 South, Ste. 300
                           Salt Lake City, UT 84101

      Common                     Donald Walker                            250,000                        11.3%
       Stock                   1501 Azure Hills
                              Van Buren, AR 72956

      Common              Chartwell Investments, Inc.                     150,126                        6.8%
       Stock                 303 West 10th Street
                             Fort Worth, TX 76102

      Common                    Reginald Davis                             60,076                        2.7%
       Stock                (President & Director)                      (602,576)(2)                  (27.2%)(2)
                              11701 South Freeway
                              Burleson, TX 76028

      Common                     Jerry Conditt                             12,872                        0.6%
       Stock                (Vice Pres. & Director)
                              11701 South Freeway
                              Burleson, TX 76028

      Common              All Executive Officers and                       72,948                        3.3%
       Stock                 Directors as a Group                       (615,448)(2)                  (27.7%)(2)
                               (Davis & Conditt)


(1) Global Universal, Inc. is controlled by Reginald Davis.
(2) Including the Global Universal stock with Mr. Davis' personal stock.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has made several issuances of stock to its President, Reginald Davis, or to entities controlled by him. On February 10, 1998, the Company issued 150,000 shares of common stock, restricted under Rule 144, to Mr. Davis as compensation for services rendered in managing Genesis. On April 2, 1999, the Company issued 60,000 shares of common stock, restricted under Rule 144, for additional services rendered to Genesis. On April 6, 1999, the Company issued 1,305,000 shares of its common stock under Rule 504 to Global Universal, Inc., a corporation which is more than 50% owned by a trust of which Mr. Davis is the trustee, in exchange for consulting services rendered pursuant to a written contract (all of these shares were subsequently canceled on September 28, 1999 when the merger with Motor Sports was canceled). On September 28, 1999, the Company issued 550,000 shares of its common stock, restricted under Rule 144, to Global Universal, Inc. for additional services rendered pursuant to a consulting contract.

The Company has made several issuances of stock to its Vice President, Jerry Conditt, and a relative of his. On February 10, 1998, the Company issued 25,000 shares of common stock, restricted under Rule 144, to Mr. Conditt for services rendered in managing Genesis. Also on February 10, 1998, the Company issued 5,000 shares of common stock, restricted under Rule 144, to Mitchell Conditt, the son of Jerry Conditt, for services rendered on behalf of Lincoln Health Fund. On April 2, 1998, the Company issued 35,000 shares of common stock, restricted under Rule 144, to Mr. Conditt for additional services rendered pursuant to a consulting contract.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 22 of this Form 10-KSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10- KSB.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 10th day of January, 2001.


                                           GENESIS CAPITAL CORPORATION OF NEVADA

                                           /s/ Reginald L. Davis
                                           --------------------------
                                           Reginald L. Davis
                                           President and Director


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                  Title                          Date


 /s/ Reginald L. Davis     President, Chief Executive
                           Officer and Director           Jan. 10, 2001
------------------------
Reginald L. Davis


 /s/ Jerry Conditt         Director                       Jan. 10, 2001
------------------------
Jerry Conditt

                                INDEX TO EXHIBITS

EXHIBIT           PAGE
NO.               NO.               DESCRIPTION


Charter and By-laws

2(i)        *       Articles of Incorporation of Genesis Capital  Corporation of
                    Nevada, a Nevada corporation, filed with the State of Nevada on December 22, 1998.

2(ii)       *       By-laws of the Company adopted on December 18, 1998.


Material Contracts

6(i)        *       Consulting Agreement between the Company and Reginald Davis,
                    Esq., dated March 19, 1999.

6(ii)       *       Consulting  Agreement between the Company and Jerry Conditt, dated March 19, 1999.

6(iii)      *       Consulting   Agreement   between   the  Company  and  Global
                    Universal, Inc., dated March 19, 1999 (including secured promissory note for $133,000).

6(iv)       *       Consulting   Agreement   between   the  Company  and  Hudson
                    Consulting Group, Inc., dated March 19, 1999 (including secured promissory note for $67,000).

6(v)        *       Security Agreement between the Company and Global Universal,
                    Inc.,  dated March 19,  1999,  in which the Company  granted
                    Global a security interest in 830,000 shares of its common stock to secure its promissory note for $133,000.

6(vi)       *       Security Agreement between the Company and Hudson Consulting
                    Group, Inc., dated March 19, 1999, in which the Company granted Hudson a security interest in 670,000 shares of common stock to secure its promissory note for $67,000.

6(vii)      *       Addendum  #1  (dated  May  10,  1999)  to  the   Acquisition
                    Agreement  of April 6, 1999  between  the  Company and Motor
                    Sports on Dirt, Inc.

6(viii)     *       Debt Settlement  Agreement (dated June 11, 1999) between the
                    Company and Motor Sports on Dirt, Inc., as well as several other parties, settling the debts the Company owed to Global and Hudson.

6(ix)       *       Settlement  Agreement  (dated  July 19,  1999)  between  the
                    Company and Motor Sports on Dirt, Inc., as well as several other parties, releasing all claims to stock of Genesis
                    Capital Corporation and effectively canceling the Company's acquisition of Motor Sports on Dirt, Inc.

Plans of Acquisition

8(i)          *     Letter agreement  between the Company and the Lincoln Health
                    Fund, Inc, dated November 14, 1997, regarding the Company's acquisition of Lincoln Health Fund, Inc.

8(ii)         *     Merger  Agreement and Plan of Merger between Genesis Capital
                    Corporation of Nevada and Genesis Capital Corporation, dated
                    March 9, 1999.

8(iii)        *     Acquisition  Agreement  between the Company and Motor Sports on Dirt, Inc., dated April 6, 1999.

27                  Financial Data Schedule "CE"




* Incorporated herein by reference from the referenced filings previously made by the Company.