Form 10QSB
period 2000-12-31
GENESIS CAPITAL CORP OF NEVADA
filed 2001-02-20
CIK 1083383

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2000.

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ------------- to
          --------------.


         Commission file number: 0-27831
                                 -------


                      GENESIS CAPITAL CORPORATION OF NEVADA
                     ---------------------------------------
        (Exact name of small business issuer as specified in its charter)





                    Nevada                               91-1947658
                  --------                              ------------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)





                   11701 South Freeway, Burleson, Texas   76028
                   --------------------------------------------
               (Address of principal executive office)   (Zip Code)


                                 (817) 293-9334
                           --------------------------
                           (Issuer's telephone number)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes XX                    No
                                       ----                      ---------


         The number of outstanding shares of the issuer's common stock, $0.001 par value, as of December 31, 2000 was _________ and the total number of the issuer's preferred stock, $.001 par value, was _____.

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.................................................3

    Condensed Balance Sheets as of September 30, 2000 and December 31, 2000...4

    Condensed Statements of Operations
             for the Three Month Periods Ended December 31, 2000 and 1999.....5

    Condensed Statements of Cash Flows
             for the Three Month Periods Ended December 31, 2000 and 1999.....6

    Condensed Statements of Stockholder's Equity
             for the Three Month Period Ended December 31, 2000 and 1999......7

    Notes to Unaudited Condensed Financial Statements.........................8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.................................9


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

ITEM 2 CHANGES IN SECURITIES..................................................10

ITEM5 OTHER INFORMATION.......................................................10

INDEX TO EXHIBITS.............................................................12








                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

         As used herein, the term "Company" refers to Genesis Capital Corporation of Nevada., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended December 31, 2000 and statements of operations, statements of shareholders equity and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages 3 through 8 and are incorporated herein by this reference.












                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]


                                         Genesis Capital Corporation of Nevada
                                                     Balance Sheet

                                                                             December 31,              September 30,
                                                                                 2000                       2000
                                                                         ---------------------      --------------------
                                                                              (Unaudited)                (Audited)
ASSETS
      Current Assets:
            Cash in Bank                                               $                     -   $                     -
                                                                         ---------------------      --------------------
                 Total current assets                                                        -                         -

      Investments                                                                            -                         -
      Marketable Securities, at Market Value                                            84,000                   195,000
      Deferred Tax Benefit                                                             199,911                   156,051
                                                                         ---------------------      --------------------

TOTAL ASSETS                                                           $               283,911   $               351,051
                                                                         ---------------------      --------------------

                                                                         ---------------------      --------------------

LIABILITIES
      Current Liabilities:                                             $                         $
            Accrued Expenses                                                            90,500                    72,500
            Deferred Tax payable - Investments                                               -                         -
                                                                         ---------------------      --------------------
                 Total Current Liabilities                                              90,500                    72,500

      STOCKHOLDERS' EQUITY
            Preferred stock ($.001 par value, 10,000,000
                 shares authorized with 77,755 shares
                 issued and outstanding                                                     78                        78
            Common stock ($.001 par value 50,000,000
                 shares authorized; with 2,217,911 shares issued
                 and outstanding                                                         2,218                     2,218
            Accumulated Other Comprehensive Income (Loss)                             (340,560)                 (267,300)
            Additional paid in capital                                               9,195,579                 9,195,579
            Retained Earnings                                                       (8,663,904)               (8,652,024)
                                                                         ---------------------      --------------------
                 Total stockholders' equity                                            193,411                   278,551

TOTAL LIABILITIES AND EQUITY                                           $               283,911   $               351,051
                                                                         ---------------------      --------------------

                                                                         ---------------------      --------------------




               See accompanying summary of accounting principles
                 and notes to consolidated financial statements


                            Genesis Capital Corporation of Nevada
                                   Statement of Operations



                                                                            Three Months Ended
                                                                               December 31,
                                                                    2000                        1999
                                                          ------------------------  ----------------------------

REVENUES
      Revenues                                              $                   -    $                        -
                                                              -------------------      ------------------------

            Total Revenues                                                      -                             -
                                                              -------------------      ------------------------

            Property Taxes                                                      -                         3,809
            Rent                                                            9,000
            Directors Fees                                                  4,500
            Management Fees                                                 4,500
            General & Administrative Expenses:                                  -                             -
                                                              --------------------      ------------------------
                         Total Expenses                     $              18,000    $                    3,809
                                                              --------------------      ------------------------

               Net Income Before Tax                                      (18,000)                       (3,809)

               Income Tax Benefit                                           6,120                           571
                                                              --------------------      ------------------------

                Net Income (Loss)                           $             (11,880)    $                   3,238
                                                              ====================      ========================

Earnings Per Share - Basic
                Net Income (Loss) per Share                 $              (0.005)                            0
Earnings Per Share - Diluted
              Net Income (Loss) per Share                                  (0.004)                       (0.001)


Weighted Average Shares Outstanding                                     2,217,911                     2,067,911
Weighted Average Shares Outstanding (Diluted)                           2,995,461                     3,895,461
                   (Retroactively Restated)




                See accompanying summary of accounting principles
                 and notes to consolidated financial statements


                                           Genesis Capital Corporation of Nevada
                                                 Statements of Cash Flows


                                                                       Three Months Ended
                                                              September 30,           September 30,
                                                                  2000                     1999
                                                               (Unaudited)             (Unaudited)
CASH FLOWS FROM OPERATION ACTIVITIES
     Net Income                                            $             (11,880)   $             (3,238)

            Adjustments:
            Accrued Property Taxes                                             -                   3,809
            Accrued Expenses                                              18,000                       -
            Deferred Income Tax Benefit                                   (6,120)                   (571)
            Accounts Receivable
                                                              ------------------      ------------------

            Total from Operating Activities                $               3,238                   3,238
                                                              ------------------      ------------------

     Cash Flows - Investing Activities                                         -                       -
          Fixed assets
                                                              ------------------      ------------------

          Total for Investing Activities                   $                   -                       -
                                                              ------------------      ------------------

     Cash Flows - Financing Activities
          Common Stock/Paid-In-Capital                                         -                       -
          Other                                                                -                       -
                                                              ------------------      ------------------

          Total From Financing Activities                                      -                       -
                                                              ------------------      ------------------

          Increase in Cash                                                     -                       -

          Cash Balance, Begin of Year                                          -                       -
                                                              ------------------      ------------------

          Cash Balance, End of Year                                            -                       -
                                                              ==================      ==================

          Supplemental Disclosure:
                Cash paid during year for:
                     Interest                                                  -                       -
                     Income taxes                                              -                       -









                See accompanying summary of accounting principles
                 and notes to consolidated financial statements


                              Genesis Capital Corporation of Nevada
                                Statement of Stockholders' Equity


                                Common Stock                Preferred Stock       Additional Paid-      Accumulated
                                Shares At Par                Shares At Par           in-Capital          Deficit         Total

Balance October 1, 2000      2,067,911  $  2,068.00       932,755 $        933.00 $      9,194,829  $   (8,625,369) $       572,461
                           -----------  ----------- ------------- --------------- ----------------  --------------- ---------------
Stock Cancellation                                      (750,000) $      (750.00) $            750
                           -----------  ----------- ------------- --------------- ----------------  --------------- ---------------
Net Income (Loss)                                                                                   $       (3,238) $       (3,238)
                           -----------  ----------- ------------- --------------- ----------------  --------------- ---------------
Balance December 31, 2000    2,067,911  $  2,068.00       182,755 $        333.00 $      9,195,579  $   (8,628,607) $       569,223
                           ===========  =========== ============= =============== ================  =============== ===============



                See accompanying summary of accounting principles
                 and notes to consolidated financial statements

                      Genesis Capital Corporation of Nevada
              Notes to unaudited consolidated financial statements
                                December 31, 2000


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

         a.  Organization

         The Company is a shell company that has had no active business operations for the past three years.

         b.  Basic Loss Per Share

         Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

         c.  Income Taxes

         As of December 31, 2000, the Company has a tax loss carry forward in the amount of $46,906 for federal tax income purposes that may be used in the future to offset taxable income. The tax loss carryforward will begin to expire in 2014. For more information concerning the Company's income taxes, please see the financial statements contained in its Form 10-SB on file with the SEC.

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

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty , including without limitation, the ability of the Company to continue its expansion strategy, changes in costs of raw materials, labor, and employee benefits, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements including herein, the inclusion of such information should not be regarded as are presentation by the Company or any other person that the objectives and plans of the Company will be achieved.

As used herein the term "Company" refers to Genesis Capital Corporation of Nevada, a Nevada corporation and its predecessors, unless the context indicates otherwise. The Company is currently a shell company whose purpose will be to acquire operations through an acquisition, merger or begin its own start- up business.

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

Results of Operations

The Company had no sales revenues for the three months ended December 31, 2000 or 1999. The Company had no sales for the three months ended December 31, 2000 or 1999 because it is a shell company that has not had any business operations for the past three years.

The Company had no costs of sales revenues for the three months ended December 31, 2000 or 1999 because it is a shell company that has not had any business operations for the past three years.

The Company had no general and administrative expenses for the three months period ended December 31, 2000 or for the same period in 1999.

The Company recorded net income loss of $11,880 for the three months ended December 31, 2000 compared to$ 3,238 loss for the same period in 1999.

Capital Resources and Liquidity

At December 31, 2000, the Company had total current assets of $0 and total assets of $283,911 as compared to $0 current assets and $351,051 total assets at September 30, 2000. The Company had a net working capital deficit of $90,500 at December 31, 2000 as compared to a working capital deficit of $72,500 at September 30, 2000. Net stockholders' equity in the Company was $193,411 as of December 31, 2000, as compared to $278,551 as of September 30, 2000.


                            PART II-OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

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

ITEM 6.           EXHIBITS

     (a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 11 of this Form 10-QSB, and are incorporated herein by reference.

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-QSB.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of February 2000.



GENESIS CAPITAL CORPORATION OF NEVADA


 /s/ Jerry Conditt
Jerry Conditt                                            February 19, 2000
Vice-President and Director

                                  EXHIBIT INDEX

EXHIBIT           PAGE
NO.               NO.               DESCRIPTION


Charter and By-laws

2(i)        *              Articles  of   Incorporation  of  Genesis  Capital
                           Corporation of Nevada, a Nevada corporation, filed with the State of Nevada on December 22, 1998.

2(ii)       *              By-laws of the Company adopted on December 18, 1998.

* Incorporated herein by reference from Form 10-SB filed October 26, 1999.