Form 10QSB
period 2001-03-31
GENESIS CAPITAL CORP OF NEVADA
filed 2001-05-09
CIK 1083383

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

[ ]  Transition  report under Section 13 or 15(d) of the  Securities  Exchange
     Act of 1934 for the transition period from            to                .
                                               ------------    --------------


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


         The number of outstanding shares of the issuer's common stock, $0.001 par value, as of March 31, 2001 was 2,217,911 and the total number of the issuer's preferred stock, $.001 par value, was 77,755.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS................................................3

         Condensed Balance Sheets as of March 31, 2001.......................4

         Condensed Statements of Operations
                  for the Three and Six Month Periods Ended March 31, 2001...5

         Condensed Statements of Cash Flows
                  for the Three and Six Month Periods Ended March 31, 2001...6

         Notes to Unaudited Condensed Financial Statements. . . . . . . . ...7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS................................8


                           PART II - OTHER INFORMATION

ITEM6 INDEX TO EXHIBITS        . . . . . . . . . . . . . . . . . . . . .  . .8

SIGNATURES...................................................................9








                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

         As used herein, the term "Company" refers to Genesis Capital Corporation of Nevada., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2001 and statements of operations, statements of shareholders equity and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages 4 through 7 and are incorporated herein by this reference.












                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]


                      GENESIS CAPITAL CORPORATION OF NEVADA
                                 Balance Sheets
                                                                March 31              September 30
                                                                  2001                   2000
                                                                  ----                   ----
                                                               (Unaudited)             (Audited)
                                                             ----------------     ----------------

                           A S S E T S

Current Assets:
Cash in Bank                                                  $          -         $          -
                                                             ----------------     ----------------

                Total Current Assets                                     -                    -

Investments
Marketable Securities, at Market Value                                42,900              195,000
Deferred Tax Benefit                                                 220,005              156,051
                                                             ----------------     ----------------

                   Total Assets                               $      262,905      $       351,051
                                                             ================     ================
                          L I A B I L I T I E S
Current Liabilities
Accrued Expenses                                              $      108,500      $        72,500
Deferred Tax payable - Investments                                       -                    -

                                                             ----------------     ----------------
                Total Current Liabilities                            108,500               72,500

Commitment and Contingencies                                             -                    -

                          S T O C K H O L D E R S' E Q U I T Y

Preferred Stock, 0.001 par value,                                         78                   78
    10,000,000 shares authorized with
    77,755 and 77,755 issued and outstanding

Common Stock, .001 par value,                                          2,218                2,218
    50,000,000 authorized with 2,217,911
    and 2,217,911 issued and outstanding


Accumulated Other Comprehensive Income (Loss)                       (367,686)            (267,300)
Additional paid in capital                                         9,195,579            9,195,579
Accumulated Deficit                                               (8,675,784)          (8,652,024)
                                                             ----------------     ----------------


                Total Stockholders' Equity                             154,405            278,551
                                                             ----------------     ----------------

                Total Liabilities and Stockholders'           $       262,905             351,051
                Equity
                                                             ================     ================


         See accompanying summary of accounting principles and notes to consolidated financial statements


                      GENESIS CAPITAL CORPORATION OF NEVADA
                             Statement of Operations

                                                        Three Months Ended                   Six Months Ended
                                               ------------------------------------- ---------------------------------
                                                   March 31            March 31          March 31         March 31
                                                     2001                2000             2001             2000
                                                     ----                ----             ----             ----
                                                 (Unaudited)          (Unaudited)      (Unaudited)      (Unaudited)
                                              -------------------- ----------------- ---------------  ---------------

Revenues:
Revenues                                       $                -   $           -     $          -     $          -

                                              -------------------- ----------------- ---------------  ---------------

Total Revenues                                 $                -   $           -     $          -     $          -

                                              -------------------- ----------------- ---------------  ---------------

Expenses:
Property Taxes                                                  -               -                -
Rent                                                        9,000               -           18,000                 -
Directors Fees                                              4,500               -            9,000                 -
Management Fees                                             4,500               -            9,000                 -

General & Administrative Expenses:                             -                45                 -              45
                                              -------------------- ----------------- ---------------  ---------------

Total Expenses                                  $          18,000   $           45    $      36,000   $            45
                                              -------------------- ----------------- ---------------  ---------------

Other Income:
Property Taxes (net of Income Tax
Benefit                                                                     30,777                            27,539
                                              -------------------- ----------------- ---------------  ---------------

Net Income Before Tax                                     (18,000)          30,732         (36,000)           27,494

Income Tax Benefit                                          6,120               -           12,240               571
                                              -------------------- ----------------- ---------------  ---------------

Net Income                                      $         (11,880)          30,732    $    (23,760)           28,065
                                              ==================== ================= ===============  ===============


Earnings Per Share - Basic
        Net Income (Loss) per Share             $        (  0.005)  $        0.014    $     (0.011)    $       0.013
Earnings Per Share - Diluted
        Net Income (Loss) per Share             $          (0.004)  $        0.011    $     (0.008)    $       0.010

Weighted Average Shares
Outstanding                                             2,217,911        2,142,000       2,217,911         2,117,910
Weighted Average Shares
Outstanding (Diluted)                                   2,995,461        2,845,461       2,995,461         2,895,460
        (Retroactively
        Restated)

              See accompanying summary of accounting principles and
                   notes to consolidated financial statements

                      GENESIS CAPITAL CORPORATION OF NEVADA
                            Statements of Cash Flows

                                                        Six Months Ended
                                                    March 31          March 31
                                                      2001              2000
                                                      ----              ----
                                                  (Unaudited)        (Unaudited)
                                                  -----------        -----------
Cash Flows - Operating Activities
         Net Income                             $    (23,760)   $       30,732

         Adjustments:
         Accrued Property Taxes                            -            35,967)
         Accrued Expenses                             36,000
         Deferred Income Tax Benefit                 (12,240)            5,190
         Accounts Receivable                               -                -
                                              ---------------- ----------------

         Total from Operating Activities       $           -    $          (45)
                                              ---------------- ----------------

Cash Flows - Investing Activities
         Fixed Assets                                      -                -
                                              ---------------- ----------------

         Total for Investing Activities        $           -    $           -
                                              ---------------- ----------------

Cash Flows - Financing Activities
         Common Stock/Paid-In-Capital                      -                45
                                              ---------------- ----------------
         Other

         Total from Financing Activities       $           -    $           45
                                              ---------------- ----------------

         Increase in Cash                                  -                -

Cash Balance, Begin of Year                                -                -
                                              ---------------- ----------------

Cash Balance, End of Year                      $           -    $           -
                                              ================ ================

Supplement Disclosure:
         Cash paid during year for:
            Interest                                       -                -
            Income Taxes                                   -                -


         See accompanying summary of accounting principles and notes to consolidated financial statements

                      Genesis Capital Corporation of Nevada
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                    Unaudited


NOTE 1 -BASIS OF PRESENTATION

         The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 301 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have need included. Operating results for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results that may be expected for the fiscal years ended September 30, 2000 and 1999. For further information. The statements should ne read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form 10KSB.

         Shares for common stock issued by the Company for other than cash have been assigned amounts equivalent to the fair value of the services or assets received in exchange.

NOTE 2-  MARKETABLE SECURITIES

         The carrying amounts of marketable securities as shown on the accompanying balance sheet are their approximate market values at March 31, 2001 are as follows:


Available for sale:   Cost    Gross Unrealized    Gross Unrealized  Market Value
                                   Gains             Losses
                   ---------  ----------------    ----------------  ------------
Securities         $ 600,000       $ 0             $ 557,100          $ 42,900

The securities were valued at the market price per share at the balance sheet date ($11) less a discount of 35% due to the small trading volume and the stock having a restricted legend on the shares.

Unrealized gains and losses on securities available for sale at March 31, 2001 are shown net of income taxes as a component of stockholder's equity.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

The Company from time to time, may be subject to legal proceedings and claims that arise in the ordinary course of its business. Currently, the Company is not subject to any legal proceedings or other claims.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

As used herein the term "Company" refers to Genesis Capital Corporation of Nevada, a Nevada corporation and its predecessors, unless the context indicates otherwise. The Company is currently a shell company whose purpose will be to acquire operations through an acquisition or merger or to begin its own start-up business.

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

Plan of Operations

The Company=s plan of operation for the coming year, as discussed above, is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. Since the Company has no operations at present, its cash needs are minimal. The Company believes it can meet its cash needs for the foreseeable future from its current assets.

The Company has received consulting services from Hudson Consulting Group, Inc. which services are valued at by the Company at $153,000. The Company has agreed to make payment to Hudson Consulting Group, Inc. for these services upon the occurrence of any of the following contingencies: 1) upon the Company acquiring cash or other assets having a value in excess of $153,000; 2) Upon the Company beginning operations; 3) Upon the Company merging with, acquiring, or being acquired by any other entity; 4) upon the acquisition by the Company of any business or business operations; or 5) upon a change in control of the Company.

The Company has no plans for the purchase or sale of any plant or equipment.

The Company is a development stage company and currently has no employees. The Company has no current plans to make any changes in the number of employees.


                            PART II-OTHER INFORMATION


ITEM 6.           EXHIBITS

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 11 of this Form 10-QSB, and are incorporated herein by reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 8th day of May, 2001.



GENESIS CAPITAL CORPORATION OF NEVADA


    /s/ Reginald L. Davis
---------------------------
Reginald L. Davis                                  May 8, 2001
President and Director

                                                   EXHIBIT INDEX

EXHIBIT           PAGE
NO.               NO.               DESCRIPTION


Charter and By-laws

2(i)     *        Articles of Incorporation of Genesis Capital Corporation
                  of Nevada, a Nevada corporation, filed with the State of Nevada on December 22, 1998.

2(ii)    *        By-laws of the Company adopted on December 18, 1998.


10(i)    *        Debt Settlement Agreement (dated June 11, 1999) between the
                  Company and Motor Sports on Dirt, Inc., as well as several other parties, settling the debts the Company owed to Global and Hudson.

10(ii)   *        Settlement Agreement (dated July 19, 1999) between the
                  Company and Motor Sports on Dirt, Inc., as well as several other parties, releasing all claims to stock of Genesis
                  Capital Corporation and effectively canceling the Company's acquisition of Motor Sports on Dirt, Inc.

10(iii)  *        Merger Agreement and Plan of Merger between Genesis Capital
                  Corporation of Nevada and Genesis Capital Corporation, dated
                  March 9, 1999.

10(iv)   *        Acquisition Agreement between the Company and Motor Sports on
                  Dirt, Inc., dated April 6, 1999.

10(v)    *        Addendum #1 (dated May 10, 1999) to the Acquisition Agreement of April 6, 1999 between the Company and Motor Sports on
                  Dirt, Inc.

* Incorporated herein by reference from Form 10-KSB filed January 16, 2001.