Form 10QSB/A
period 2001-03-31
GENESIS CAPITAL CORP OF NEVADA
filed 2001-08-14
CIK 1083383

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Amendment No. 1
                                   FORM 10-QSB/A

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

                                        2

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

GENESIS CAPITAL CORPORATION OF NEVADA
Balance Sheets

                                                  March 31          September 30
                                                    2001               2000
                                                (Unaudited)          (Audited)

A S S E T S
Current Assets:
Cash in Bank                                    $     -              $     -

     Total Current Assets                             -                    -

Investments
Marketable Securities, at Market Value
                                                  42,900               195,000
Deferred Tax Benefit                             220,005               156,051

     Total Assets                               $262,905              $351,051

L I A B I L I T I E S

Current Liabilities
Accrued Expenses                                $108,500               $72,500
Deferred Tax payable - Investments                     -                     -

     Total Current Liabilities                   108,500                72,500

Commitment and Contigencies                            -                     -

S T O C K H O L D E R S'    E Q U I T Y

Preferred Stock, 0.001 par value,                     78                    78
    10,000,000 shares authorized with
    77,755 and 77,755 issued and outstanding

Common Stock, .001 par value,                      2,218                 2,218
    50,000,000 authorized with 2,217,911
    and 2,217,911 issued and outstanding

Accumulated Other Comprehensive Income (Loss)   (367,686)             (267,300)
Additional paid in capital                     9,195,579             9,195,579
Accumulated Deficit                           (8,675,784)           (8,652,024)

     Total Stockholders' Equity                  154,405               278,551

     Total Liabilities and Stockholders'
      Equity                                    $262,905              $351,051

GENESIS CAPITAL CORPORATION OF NEVADA

Statement of Operations

                                                 Three Months Ended               Six Months Ended
                                             March 31          March 31         March 31          March 31
                                               2001              2000             2001              2000
                                           (Unaudited)        (Unaudited)     (Unaudited)       (Unaudited)
Revenues:
Revenues                                    $     -            $     -          $     -           $     -

     Total Revenues                         $     -            $     -          $     -           $     -

Expenses:
Property Taxes                                    -                  -                -                 -
Rent                                          9,000                  -            18,000                -
Directors Fees                                4,500                  -             9,000                -
Management Fees                               4,500                  -             9,000                -
General & Administrative Expenses:                -                 45                -                45

     Total Expenses                         $18,000                $45           $36,000              $45

Other Income:
Property Taxes (net of Income Tax Benefit                       30,777                             27,539

Net Income Before Tax                       (18,000)            30,732           (36,000)          27,494

Income Tax Benefit                            6,120                  -            12,240              571

Net Income                                 $(11,880)            30,732          $(23,760)          28,065

Earnings Per Share - Basic
     Net Income (Loss) per Share            $(0.005)            $0.014           $(0.011)          $0.013
Earnings Per Share - Basic
Diluted
     Net Income (Loss) per Share            $(0.004)            $0.011           $(0.008)          $0.010

Weighted Average Shares Outstanding       2,217,911          2,142,000         2,217,911        2,117,910
Weighted Average Shares Outstanding
 (Diluted)                                2,995,461          2,845,461         2,995,461        2,895,460
     (Retroactively Restated)

GENESIS CAPITAL CORPORATION OF NEVADA
Statements of Cash Flows

                                                                 Six Months Ended
                                                            March 31          March 31
                                                              2001              2000
                                                          (Unaudited)        (Unaudited)
Cash Flows - Operating Activities
     Net Income                                            $(23,760)           $30,732

     Adjustments:
     Accrued Property Taxes                                       -            (35,967)
     Accrued Expenses                                        36,000
     Deferred Income Tax Benefit                            (12,240)             5,190
     Accounts Receivable

     Total from Operating Activities                        $     -               $(45)

Cash Flows - Investing Activities
     Fixed Assets                                                 -                  -

     Total for Investing Activities                         $     -            $     -

Cash Flows - Financing Activities
     Common Stock/Paid-In-Capital                                 -                 45
     Other

     Total from Financing Activities                        $     -            $    45

     Increase in Cash                                             -                  -

Cash Balance, Begin of Year                                       -                  -

Cash Balance, End of Year                                   $     -            $     -

Supplement Disclosure:
     Cash paid during year for:
        Interest                                                  -                  -
        Income Taxes                                              -                  -

                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                        3

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

The securities were valued at the market price per share at the balance sheet date ($.11) less a discount of 35% due to the small trading volume and the stock having a restricted legend on the shares.

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

                                        7

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

Plan of Operations

The Company's plan of operation for the coming year, as discussed above, is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. Since the Company has no operations at present, its cash needs are minimal. The Company believes it can meet its cash needs for the foreseeable future from its current assets.

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

                                        8

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 9th day of August, 2001.

GENESIS CAPITAL CORPORATION OF NEVADA

    /s/ Reginald L. Davis
- ---------------------------
        Reginald L. Davis                                  August 10, 2001
        President and Director

                                        9

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