Form 10QSB
period 2001-06-30
GENESIS CAPITAL CORP OF NEVADA
filed 2001-08-14
CIK 1083383

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]  Quarterly  report under Section 13 or 15(d) of the Securities  Exchange
Act of 1934 for the quarterly period ended June 30, 2001.

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

         The number of outstanding shares of the issuer's common stock, $0.001 par value, as of August 8, 2001 was 2,217,911 and the total number of the issuer's preferred stock, $.001 par value, was 77,755.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS................................................3

         Condensed Balance Sheets as of June 30, 2001.. .....................4

         Condensed Statements of Operations
                  for the Three and Nine Month Periods Ended June 30, 2001...5

         Condensed Statements of Cash Flows

                           PART II - OTHER INFORMATION

ITEM6 INDEX TO EXHIBITS        . . . . . . . . . . . . . . . . . . . . .  . .8

SIGNATURES...................................................................9

                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                        2

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

         As used herein, the term "Company" refers to Genesis Capital
Corporation of Nevada., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2001 and statements of operations, statements of shareholders equity and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages 4 through 7 and are incorporated herein by this reference.

GENESIS CAPITAL CORPORATION OF NEVADA
Balance Sheets

                                             June 30          September 30
                                             2001                 2000
                                             (Unaudited)       (Audited)

A S S E T S
Current Assets:
Cash in Bank                                    $  -              $  -

     Total Current Assets                          -                 -

Investments
Marketable Securities, at Market Value         19,500            195,000
Deferred Tax Benefit                          197,370            156,051

     Total Assets                            $216,870           $351,051

L I A B I L I T I E S

Current Liabilities
Accrued Expenses                             $127,250            $72,500
Other Current Liabilities                          -                 -

     Total Current Liabilities                127,250             72,500

Commitment and Contigencies                        -                 -

S T O C K H O L D E R S'    E Q U I T Y

Preferred Stock, 0.001 par value,                  78                 78
    10,000,000 shares authorized with
    77,755 and 77,755 issued and outstanding

Common Stock, .001 par value,                   2,248              2,218
    50,000,000 authorized with 2,217,911
    and 2,247,911 issued and outstanding

Accumulated Other Comprehensive Income (Loss)(383,481)          (267,300)
Additional paid in capital                  9,197,049          9,195,579
Accumulated Deficit                        (8,726,274)        (8,652,024)

     Total Stockholders' Equity                89,620            278,551

     Total Liabilities and Stockholders'
      Equity                                 $216,870           $351,051

GENESIS CAPITAL CORPORATION OF NEVADA
Statement of Operations

                                               Three Months Ended               Nine Months Ended
                                             June 30          June 30          June 30          June 30
                                               2001             2000             2001             2000
                                           (Unaudited)       (Unaudited)     (Unaudited)       (Unaudited)
Revenues:
Revenues                                     $    -            $     -            $    -          $     -

     Total Revenues                          $    -            $     -            $    -          $     -

Expenses:
Legal & Professional Fees                    20,250                  -            20,250                -
Rent                                          9,000             27,000            27,000           27,000
Directors Fees                                4,500             13,500            13,500           13,500
Management Fees                               4,500             14,000            13,500           14,000
General & Administrative Expenses:                -                  -                 -               45

     Total Expenses                         $38,250            $54,500           $74,250          $54,545

Other Income:
Property Taxes (net of Income Tax Benefit         -                  -                 -           32,158

Net Income Before Tax                       (38,250)           (54,500)          (74,250)         (22,387)

Income Tax Benefit                                -                  -                 -                -

Net Income                                 $(38,250)          $(54,500)         $(74,250)        $(22,387)

Earnings Per Share - Basic
     Net Income (Loss) per Share            $(0.017)           $(0.025)          $(0.033)         $(0.011)
Earnings Per Share - Basic
Diluted
     Net Income (Loss) per Share            $(0.013)           $(0.019)          $(0.025)         $(0.008)

Weighted Average Shares Outstanding       2,217,911          2,142,000         2,217,911        2,117,910
Weighted Average Shares Outstanding
 (Diluted)                                2,995,461          2,845,461         2,995,461        2,895,460
     (Retroactively Restated)

GENESIS CAPITAL CORPORATION OF NEVADA
Statements of Cash Flows

                                                                   Nine Months Ended
                                                                 June 30          June 30
                                                                   2001             2000
                                                               (Unaudited)      (Unaudited)
Cash Flows - Operating Activities
     Net Income                                                $(74,250)         $(22,387)

     Adjustments:
     Accrued Property Taxes                                           -           (32,158)
     Accrued Expenses                                            77,750            54,500
     Deferred Income Tax Benefit                                      -                 -
     Accounts Receivable

     Total from Operating Activities                             $3,500              $(45)

Cash Flows - Investing Activities
     Fixed Assets                                                     -                 -

     Total for Investing Activities                             $     -           $     -

Cash Flows - Financing Activities
     Common Stock/Paid-In-Capital                                     -                45
     Other

     Total from Financing Activities                            $     -           $    45

     Increase in Cash                                                 -                 -

Cash Balance, Begin of Year                                           -                 -

Cash Balance, End of Year                                       $     -           $     -

Supplement Disclosure:
     Cash paid during year for:
        Interest                                                      -                 -
        Income Taxes                                                  -                 -

                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                        3

                      Genesis Capital Corporation of Nevada
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                    Unaudited

NOTE 1 -BASIS OF PRESENTATION

         The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 301 (b)
of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have need included. Operating results for the three and six months ended June 30,
2001 and 2000 are not necessarily indicative of the results that may be expected for the fiscal years ended September 30, 2000 and 1999. For further information. The statements should be read in conjunction with the financial statements and notes hereto included in the Company's registration statement on Form 10KSB.

         Shares for common stock issued by the Company for other than cash have been assigned amounts equivalent to the fair value of the services or assets received in exchange.

NOTE 2-  MARKETABLE SECURITIES

         The carrying amounts of marketable securities as shown on the accompanying balance sheet are their approximate market values at June 30, 2001 are as follows:

Available for sale:   Cost    Gross Unrealized    Gross Unrealized  Market
Value
                                   Gains             Losses
                   ---------  ----------------    ----------------  ------------
Securities         $ 600,000       $ 0             $ 580,500          $ 19,500

The securities were valued at the market price per share at the balance sheet date ($.05) less a discount of 35% due to the small trading volume and the stock having a restricted legend on the shares.

Unrealized gains and losses on securities available for sale at June 30, 2001 are shown net of income taxes as a component of stockholder's equity.

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

                                        8

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 10th day of August, 2001.

GENESIS CAPITAL CORPORATION OF NEVADA

    /s/ Reginald L. Davis
        ----------------------------
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

                                       10