Form 10-K
period 2001-09-30
GENESIS CAPITAL CORP OF NEVADA
filed 2002-01-15
CIK 1083383

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


(Mark One)
    [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2001.

    [ ]  Transition report under Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from _______ to _______.


         Commission file number: 000-27831
                                 ---------


                      GENESIS CAPITAL CORPORATION OF NEVADA
                      -------------------------------------
        (Exact name of small business issuer as specified in its charter)



             Nevada                                              85-0415741
             ------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)



                    2921 NW 6th Avenue, Miami, Florida 33127
                    ----------------------------------------
               (Address of principal executive office) (Zip Code)


                                 (305) 573-8882
                                 --------------
                           (Issuer's telephone number)



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

As of January 10, 2002, the number of outstanding shares of the issuer's common stock, $0.001 par value was 159,949,548 shares.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.............................................3

ITEM 2.  DESCRIPTION OF PROPERTY.............................................6

ITEM 3.  LEGAL PROCEEDINGS...................................................6

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................6

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............6

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  or PLAN OF OPERATIONS.....................................10

ITEM 7.  FINANCIAL STATEMENTS...............................................11

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS......................11

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS..........11

ITEM 10.  EXECUTIVE COMPENSATION............................................12

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT......12

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................13

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K..................................14

SIGNATURES..................................................................15

INDEX TO EXHIBITS...........................................................16

                                     PART I


ITEM 1.           DESCRIPTION OF BUSINESS

History
-------

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

Since 1994 the activities of the Company have been quite limited, because it sold its wholly owned subsidiary, U.S. Staffing, Inc., during the 1994-95 fiscal year. In January of 1996--after its sale--U.S. Staffing, Inc. filed for bankruptcy and restrained the Colorado Corporation from collecting its note receivable and claimed to own stock in the Colorado Corporation through its U.S. Benefit Trust. The Company itself has never declared bankruptcy. In December 1997, the Colorado Corporation's shareholders voted unanimously to settle this claim by issuing 4,500,000 shares of its common stock, restricted under Rule 144 of the Securities Act of 1933, to be held in trust for U.S. Benefit Trust (U.S. Benefit Trust still owns these shares, though they have been reduced to 113 shares due to a 1:20 reverse stock split in 1997 and a 1:2000 reverse stock split in 1999). Also at this time, the Company merged with Lincoln Health Fund, Inc. (which owned land in Tarrant County, Texas which it planned to use in building a retirement center), increased its authorized capital to 50,000,000 shares of common stock, and authorized a post-merger reverse split of its common stock on a 1:20 basis. In December 1997, Reginald Davis and Jerry Conditt, joined the Company.

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

On August 30, 2001, the Company entered into a Stock Acquisition Agreement ("Acquisition Agreement") with Christopher Astrom; Hudson Consulting Group, Inc.; and Global Universal, Inc, of Delaware pursuant to which Mr. Astrom was granted the right to purchase 54,110,309 shares of common stock and 1,477,345 shares of preferred stock. Under the Acquisition Agreement, Mr. Astrom was to pay $ 315,000 to the Company for the common and preferred stock and tender to the Company all of the issued and outstanding common stock of Senior Lifestyle Communities, Inc.("Communities"). The Acquisition Agreement closed October 30, 2001.

On October 30, 2001, the Company entered into a Share Exchange Agreement and Plan of Reorganization ("Exchange Agreement") with Mr. Astrom and Communities, the purpose of which was to accommodate the financing by Mr. Astrom of his obligations under the Acquisition Agreement. To provide the financing on behalf of Mr. Astrom, Communities issued its 8% Series SPA Senior Subordinated Convertible Debentures in the initial amount of $ 360,000 to an non-affiliated private source of financing. At the close of the Acquisition Agreement and the Exchange Agreement, Communities became a wholly-owned subsidiary of the Company. Communities owns all of the issued and outstanding common stock of Senior Adult Lifestyle, Inc. ("Senior").

Pursuant to an Agreement executed on December 26, 2001, made effective as of October 31, 2001 and a Statutory Warranty Deed dated October 30, 2001, the Registrant, through Senior, acquired from National Residential Properties, Inc.("National") all of the right, title and interest of National in (i) a certain parcel of real property in Hebron, Connecticut; and (ii) four contracts to purchase certain parcels of real property in Watertown, New Milford, Granby and East Windsor, Connecticut. The Hebron property is subject to two mortgages having an aggregate principal balance of $ 315,000.00, which mortgages Senior assumed and agreed to pay as part of the consideration for the conveyance. National and the Company have the same officers and directors and, accordingly, they may be deemed "affiliates".

Prior to the conveyance of the Connecticut Properties, in May 2001 National, through its then wholly-owned subsidiary, Connecticut Acquisitions Corp. No.1 ("Acquisition Corp.") entered into a joint venture with Nathan Kahn and various companies controlled by Mr. Kahn ("Kahn Entities") to develop the portion of the Connecticut Properties ("Land Development Agreement') located in Hebron, Connecticut ("Hebron Parcel"). The Land Development Agreement called for Acquisition Corp. to fund the initial costs of acquisition and development and, after the deduction of expenses from gross revenues, profits would be divided 50% to Acquisition Corp. and 50% to the Kahn Entities. On May 8, 2001, following the acquisition of the Hebron Parcel, Acquisition Corp. was merged into National. As a consequence of the conveyance of the Hebron Parcel by National to Senior as part of the Connecticut Properties, Senior has assumed the obligations of National under the Land Development Agreement.

As additional consideration for the conveyance to Senior, the Company agreed to issue to National 20,000,000 shares of the Company's common stock ("Shares") based on a value of $0.10 per share (determined on the basis of the average bid price of the Company's common stock during the week immediately prior to the effective date of October 31, 2001) for an agreed consideration of $ 2,000,000. At the earlier of (a) the expiration of three (3) years from the date of the conveyance, or (b) at the time that National has sold all of the Shares, if the gross sales proceeds realized by National from the sale of the Shares is less than $ 2,000,000, the Company will be required to issue to National such additional shares of common stock in an amount based on the closing bid price as quoted on the OTC Bulletin Board on the day before the date of such additional share issuance as to make up the difference between said gross sales proceeds and $ 2,000,000.

The Registrant intends to use the properties acquired to develop active adult communities consisting of condominiums restricted to adults aged 55 years and over.

National and the Company have the same officers and directors and, accordingly, they may be deemed "affiliates".


Governmental Regulation
-----------------------

The real property interests which the Company has acquired could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. Management will endeavor to ascertain the effects of such government regulation on the prospective business of the Company.

Competition
-----------

The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business.

Employees
---------

The Company currently has no employees. The business of the Company will be managed by its officer and directors, who may become employees of the Company. The Company does not anticipate a need to engage any full-time employees at this time. The need for employees and their availability will be addressed in connection with the proposed development of the Company's real property.

ITEM 2.           DESCRIPTION OF PROPERTY

The Company currently has an interest in certain real property located in Hebron; Connecticut and in four contracts to purchase certain parcels of reals property in Watertown, New Milford, Granby and East Windsor, Connecticut, which the Company intends to use in developing its senior adult residential condominiums. The Company shares office space and a phone number with National Residential Properties, Inc. at 2621 NW 6th Avenue, Miami, Florida 33127

ITEM 3.           LEGAL PROCEEDINGS

The Company is not a party to any legal proceeding.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On or about August 27, 2001, the Company mailed to its shareholders an Information Statement pursuant to Section 14C of the Securities Exchange Act of 1934 which described action to be taken upon written consent by the holders of a majority of the issued and outstanding common and preferred stock of the Company pursuant to the provisions of the Nevada Business Corporation Act. The action taken by such written consent was the amendment of the Company's Articles of Incorporation to increase the number of its authorized common stock to 500,000,000 and increase the number of its authorized preferred stock to 10,000,000.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

The Company's common stock is traded on the OTC Bulletin Board under the symbol "GNCP."

The table below sets forth the high and low bid prices for the Company's Common Stock for each quarter of fiscal year 2000 and fiscal year 2001 (for fiscal years ended September 30, 2000 and 2001, respectively). The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:


                  Quarter Ended          High             Low
                  -------------          ----             ---
F.Y. 2000          3/31/00               $7.44            $2.50
---------          6/30/00               $4.00            $1.75
                   9/30/00               $2.38            $1.25
                  12/29/00               $0.22            $0.06

                  Quarter Ended          High             Low
                  -------------          ----             ---
F.Y. 2001          3/31/01               $0.19            $0.09
---------

                   6/30/01               $0.18            $0.06
                   9/30/01               $0.13            $0.08
                  12/30/01               $0.22            $0.02


Record Holders
--------------

There is only one class of common stock. As of January 9, 2002 there were 239 shareholders of record for the Company's common stock and a total of 159,499,548 shares of common stock issued.

The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends
---------

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

Recent Sales of Unregistered Securities
---------------------------------------

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

On February 9, 1999, the Company issued a total of 600,000 shares of its preferred stock to 5 persons (150,000 shares to Henry Simon, Esq.; 150,000 shares to David Newren; 150,000 shares to Ronald Welborn; 75,000 shares to Richard Surber; and 75,000 shares to A Z Professional Consultants, Inc.) in exchange for consulting services rendered, exempt pursuant to section 4(2) of the Securities Act of 1933, based on the facts that the stock was offered in an isolated private transaction by the Company and did not involve a public offering of stock, there were only five offerees, all offerees were part of a special, well- defined class of sophisticated financial advisors with special knowledge of the Company, none of the offerees resold their stock to outsiders or to the public markets-rather, they have all allowed the Company to buy back their stock pursuant to the Debt Settlement Agreement attached as Exhibit 6(viii)), there was no subsequent or contemporaneous public offering of the preferred stock, the stock was not broken down into small denominations, and the negotiations for the sale took place directly between the offerees and the Company.

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

On August 30, 2001, the Company issued to Christopher Astrom 54,110,309 shares of common stock and 1,477,345 shares of preferred stock pursuant to the Acquisition Agreement between the Company, Global Universal, Inc. of Delaware; Hudson Consulting Group and Mr. Astrom, in consideration of the payment to the Company of the sum of $ 315,000.00. The transaction was considered exempt from the registration requirements of the Securities Act of 1933 in reliance on section 4(2) thereof. The issuance of the common and preferred stock to Mr. Astrom was a private transaction not involving a public offering and was part of a negotiated transaction with a single offeree and purchaser.

Pursuant to an Agreement executed on December 26, 2001, the Company became obligated to issue 20,000,000 shares of its common stock to National Residential Properties, Inc. as partial consideration for the conveyance by National of all of its right, title and interest in certain parcels of real property in the State of Connecticut. As January 10, 2001, those have not yet been issued to National Residential Properties, Inc. The transaction was considered exempt from the registration requirements of the Securities Act of 1933 in reliance on section 4(2) thereof. The issuance of the common stock to National Residential Properties, Inc.was a private transaction not involving a public offering and was part of a negotiated transaction with a single offeree and purchaser.


On or about October 30, 2001, Senior Lifestyle Communities, Inc. ("Communities") issued its 8% Senior Subordinated Convertible Redeemable Debentures ("Debentures") in the aggregate principal amount of $ 1,000,000 to Sea Lion Investors LLC; Equity Planners LLC; and Myrtle Holdings LLC. The Debentures were issued pursuant to Regulation D Rule 504(b) (iii). The Debentures permit the holders thereof to convert all or any amount over $ 5,000.00 of the principal face amount of the Debentures into shares of common stock at a conversion price of 70% of the per share price valued in accordance with the book value of the common stock or 70% of the lowest closing bid price as quoted on the OTC Bulletin, if the shares of Communities, or its successors or assigns, are quoted in the OTC Bulletin Board. Subsequent to the issuance of the Debentures, Communities became the wholly-owned subsidiary of the Company. The Company has assumed all of the obligations of Communities under the Debentures.

On December 13, 2001, the Company entered into an Escrow Agreement with Sroya Holdings LLC, as escrow agent ("Sroya"), and Sea Lion Investors LLC; Equity Planners LLC; and Myrtle Holdings LLC, the purpose of which was to amend and supplement the October 30, 2001 agreement among Communities and the Debenture holders. Pursuant to the Escrow Agreement, the Company deposited 100,000,000 shares of its common stock ("Escrow Shares") with Sroya to ensure the timely delivery of the Company's common stock upon the exercise of the conversion privileges by the Debenture holders under the Debentures issued on October 31,2001. Under the Escrow Agreement, Sroya, as escrow agent, does not have an interest in either the Debentures or the Escrow Shares and neither is Stroya considered a shareholder of the Company by virtue of holding the Escrow Shares. However, for purposes of the determining the number of shares of the Company's common stock are issued and outstanding, the Escrow Shares are considered issued and outstanding. The Escrow Shares were deposited with Sroya pursuant to Regulation D Rule 540 (b) (iii) and Section 3 (a)(9) of the Securities Act of 1933 as a result of the assumption by the Company of all of the obligations under of Communities under the Debentures, including the obligation to repay the principal and interest and the conversion privileges. The issuance of the Escrow Shares to the Debenture holders upon the exercise of the conversion privileges under the Debentures and any subsequent sale of the Escrow Shares could have a material adverse affect on the Company's common stock and cause its market price to decline substantially.

ITEM 6.           PLAN OF OPERATIONS

The Company's plan of operations for the coming year is to begin the development of its real estate holdings in Connecticut. Initially, this will involve obtaining zoning and site approvals from local governmental authorities. The Company does not expect to generate any meaningful revenues in the coming year. In order to complete the initial phase of development involving site approval and zoning, the Company will need approximately $ 150,000. To complete the entire real development project, the Company will need substantial additional financing in an amount not yet determined. The funds necessary to undertake the plan of operations could be in the form of either the sale by the Company of equity securities or the obtaining conventional construction debt financing. At present, the Company has no understandings, commitments or agreements with respect to any such financing, either equity or debt. There is no assurance that such financing will be available to the Company on acceptable terms.

The Company does not expect to hire any employees during the next 12 months.


ITEM 7.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Genesis Capital Corporation of Nevada, a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, audited, condensed financial statements including a balance sheet for the Company as of the year ended September 30, 2001 and audited statements of income, cash flows and changes in shareholders' equity up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-11 and are incorporated herein by this reference.

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

In its two most recent fiscal years or any later interim period, the Company has had no disagreements with its independent accountants. On November 6, 2001, the Company dismissed Clyde Bailey, P.C. as the Company's principal accountant. Effective November 6, 2001, the Company engaged Bagell Josephs & Company as its principal accountants.

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS

The following persons constitute all of the Company's Executive Officers and
Directors:

     Name                           Age              Position
     ----                           ---              --------

     Richard Astrom                 54               President/CEO and Director

     Christopher Astrom             30               Vice President/Secretary/
                                                     Treasurer and Director

         Richard S. Astrom           Since 1995, Mr. Astrom has served as
President and Chief Executive Officer of National Residential Properties, Inc. Mr. Astrom is also a director of Vacation Ownership Marketing, Inc., a construction contracting firm. Mr. Astrom became President, Chief Executive Officer and a director of the Company on November 1, 2001. Mr. Astrom has been an active real estate broker in Florida since 1969. Mr. Astrom is a graduate of the University of Miami with a Bachelors Degree in Business Administration.

         Christopher Astrom          Since 1995, Mr. Astrom has served as
Vice-President and Corporate Secretary of National Residential Properties, Inc. with responsibilities for property acquisitions. Mr. Astrom is the Corporate Secretary and a director of Vacation Ownership Marketing, Inc., a construction contracting firm. Mr. Astrom became Corporate Secretary, Treasurer and a director of the Company on November 1, 2001. Mr. Astrom graduated from the University of Florida with a Bachelors Degree in Business Administration from the School of Business. Mr. Astrom is the son of Richard Astrom.

All executive officers are elected by the Board and hold office until the next Annual Meeting of stockholders and until their successors are elected and qualify.

ITEM 10.          EXECUTIVE COMPENSATION

No cash compensation was paid to any of the Company's executive officers during the fiscal years ended September 30, 2000 or 2001. No cash compensation has been paid to any of the executive officers since the beginning of 1999, and it is not expected any such compensation will be paid in the near future.

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

Compensation of Directors
-------------------------

There is no standard arrangement to compensate directors for their services as directors of the Company.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS &
                  MANAGEMENT

The following table sets forth, as of January 14, 2001, the number and percentage of outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each current director of the Company, (ii) each current executive officer of the Company,
(iii) all current directors and executive officers of the Company as a group, and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the Company's outstanding common stock. Except as otherwise indicated, the persons named in the table below have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws (where applicable).

  Title of Class     Name and Address of Beneficial     Amount and nature of    Percent of Class
                                Ownership               Beneficial Ownership
----------------    --------------------------------    --------------------    ----------------
      Common                 Richard Astrom                20,000,000 (a)            12.5 %
       Stock
      Common               Christopher Astrom              54,110,309(a)               34%
       Stock

      Common        National Residential Properties,       20,000,000 (a)             12.5%
       Stock                      Inc.

      Common           All Executive Officers and            74,110,309               46.5%
       Stock        Directors as a Group (2 persons)


(a) These shares are obligated to be issued to National Residential Properties, Inc. ("National"), but have not yet been issued by the Company. Richard Astrom is the President, a director, and controlling shareholder of National, and could be considered the beneficial owner of the shares to be issued to National. Christopher Astrom is an officer and director of National and could be also considered the beneficial owner of the shares to be issued to National.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to an Agreement executed on December 26, 2001, made effective as of October 31, 2001 and a Statutory Warranty Deed dated October 30, 2001, the Company, through its subsidiary Senior Adult Lifestyle, Inc.("Senior"), acquired from National Residential Properties, Inc.("National") all of the right, title and interest of National in (i) a certain parcel of real property in Hebron, Connecticut; and (ii) four contracts to purchase certain parcels of real property in Watertown, New Milford, Granley and East Windsor, Connecticut. The Hebron property is subject to two mortgages having an aggregate principal balance of $ 315,000.00, which mortgages Senior assumed and agreed to pay as part of the consideration for the conveyance.

The Company intends to use the properties acquired to develop active adult communities consisting of condominiums restricted to adults aged 55 years and over.

As additional consideration for the conveyance to Senior, the Company agreed to issue to National 20,000,000 shares of the Company's common stock ("Shares") based on a value of $0.10 per share (determined on the basis of the average bid price of the Company's common stock during the week immediately prior to the effective date of October 31,2001) for an agreed consideration of $ 2,000,000. At the earlier of (a) the expiration of three (3) years from the date of the conveyance, or (b) at the time that National has sold all of the Shares, if the gross sales proceeds realized by National from the sale of the Shares is less than $ 2,000,000, the Company will be required to issue to National such additional shares of common stock in an amount based on the closing bid price as quoted on the OTC Bulletin Board on the day before the date of such additional share issuance as to make up the difference between said gross sales proceeds and $ 2,000,000.

Richard Astrom and his son, Christopher Astrom are the sole officers and directors of the Company, Senior and National.


ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 22 of this Form 10-KSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. The following reports on Form 8-K were filed during the period covered by this Form 10-KSB:

            January 10, 2002      Item 2. Acquisition or Disposition of Assets
                                          ------------------------------------

            November 14, 2001     Item 1. Changes in Control of Registrant;
                                          --------------------------------
                                  Item 4. Changes in Registrant's Certifying
                                          ----------------------------------
                                           Accountants
                                          ------------

            August 17, 2001       Item 5. Other Events
                                          ------------

                          INDEX TO FINANCIAL STATEMENTS


                                                                      Page
                                                                    ---------
Independent Auditors' Report                                        F-1 - F-2

Financial Statements:

         Balance Sheets as of  September  30, 2001 and 2000         F-3 - F-4

         Statements of Operations for the Years
         Ended September 30, 2001 and 2000                          F-5

         Statements of Changes in Stockholders' Equity (Deficit)
         For the Years Ended September 30, 2001 and 2000            F-6

         Statements of Cash Flows for the Years Ended
         September  30, 2001 and 2000                               F-7

         Notes to Financial Statements                              F-8 - F-14

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 15th day of January, 2002.


GENESIS CAPITAL CORPORATION OF NEVADA

 /s/ Richard Astrom
--------------------------------------
Richard Astrom
President and Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                               Title                        Date


 /s/ Richard Astrom                     President,
--------------------------------------  Chief Executive Officer
Richard Astrom                          and Director              Jan. 15, 2002



 /s/ Christopher Astrom                 Director                  Jan. 15, 2002
--------------------------------------
Christopher Astrom

                                INDEX TO EXHIBITS

EXHIBIT
NO.                        DESCRIPTION
---                        -----------

Articles of Incorporation and By-laws

3(i)        *              Articles of Incorporation of Genesis Capital
                           Corporation of Nevada, a Nevada corporation, filed with the State of Nevada on December 22, 1998.

3(i) Certificate of Amendment of Genesis Capital Corporation of Nevada, filed with the State of Nevada on September 17, 2001.

3(ii)       *              By-laws of Genesis Capital Corporation.

Plan of Reorganization

2.1         *              Stock Acquisition Agreement dated August 30, 2001
                           between Genesis Capital Corporation of Nevada,
                           Christopher Astrom, Hudson Consulting Group, Inc. and
                           Global Universal Inc. of Delaware.

2.2         *              Share Exchange Agreement and Plan of Reorganization
                           dated October 30, 2001 between Genesis Capital
                           Corporation of Nevada, Senior Lifestyle Communities,
                           Inc.,and Christopher Astrom.

2.3         *              Agreement dated as of October 31, 2001 between
                           Genesis Capital Corporation of Nevada and National
                           Residential Properties, Inc.


Material Contracts

10.1        *              Consulting Agreement between the Company and Reginald
                           Davis, Esq., dated March 19, 1999.

10.2        *              Consulting Agreement between the Company and Jerry
                           Conditt, dated March 19, 1999.

10.3        *              Consulting Agreement between the Company and Global
                           Universal, Inc., dated March 19, 1999 (including secured promissory note for $133,000).

10.4        *              Consulting Agreement between the Company and Hudson
                           Consulting Group, Inc., dated March 19, 1999
                           (including secured promissory note for $67,000).

10.5        *              Security Agreement between the Company and Global
                           Universal, Inc., dated March 19, 1999, in which the
                           Company granted Global a security interest in 830,000 shares of its common stock to secure its promissory note for $133,000.

10.6        *              Security Agreement between the Company and Hudson
                           Consulting Group, Inc., dated March 19, 1999, in which the Company granted Hudson a security interest in 670,000 shares of common stock to secure its promissory note for $67,000.

10.7 Land Development Agreement between Connecticut Acquisition Corp. No. 1; Loveland Hills, LLC; Ct Adult Condominiums, LLC; Nathan Kahn; Echo Lake, Watertown, LLLC; Carlson Farms, New Milford, LLC; and Coleman Farms, East Windsor, LLLC

10.8 Escrow Agreement dated as of December 13, 2001 between Genesis Capital Corporation of Nevada and Equity Planners LLC; Sea Lion Investors LLC; Myrtle Holdings LLC; and Sroya Holdings Company, Inc.





* Incorporated herein by reference from the referenced filings previously made by the Company.

                      GENESIS CAPITAL CORPORATION OF NEVADA


                          INDEX TO FINANCIAL STATEMENTS


                              FINANCIAL STATEMENTS





                                                                     PAGE(S)
                                                                    ---------
Independent Auditors' Report                                        F-1 - F-2

Financial Statements:

         Balance Sheets as of  September  30, 2001 and 2000         F-3 - F-4

         Statements of Operations for the Years
         Ended September 30, 2001 and 2000                          F-5

         Statements of Changes in Stockholders' Equity (Deficit)
         For the Years Ended September 30, 2001 and 2000            F-6

         Statements of Cash Flows for the Years Ended
         September  30, 2001 and 2000                               F-7

         Notes to Financial Statements                              F-8 - F-14

                          INDEPENDENT AUDITORS' REPORT



To the Stockholders of
Genesis Capital Corporation of Nevada
Miami, Florida


We have audited the accompanying balance sheet of Genesis Capital Corporation of Nevada (the "Company") as of September 30, 2001 and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements for September 30, 2001 have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has raised certain issues that lead to substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also discussed in Note 6. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genesis Capital Corporation of Nevada as of September 30, 2001, and the results of its statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The balance sheet of Genesis Capital Corporation of Nevada as of September 30, 2000, and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended were audited by Clyde Bailey, P.C. Clyde Bailey, P.C. issued an unqualified opinion on those financial statements dated January 12, 2001.


/s/BAGELL, JOSEPHS & COMPANY, L.L.C.
BAGELL, JOSEPHS & COMPANY, L.L.C.
Gibbsboro, New Jersey

January 14, 2002

                      GENESIS CAPITAL CORPORATION OF NEVADA
                                 BALANCE SHEETS
                           SEPTEMBER 30, 2001 AND 2000



                                    ASSETS



                                                                                       2001              2000
                                                                                   ------------     -------------

CURRENT ASSETS
  Cash in Bank                                                                     $         -      $          -
                                                                                   ------------     -------------

          Total current assets                                                     $         -      $          -
                                                                                   ------------     -------------


MARKETABLE SECURITIES, at Market Value                                                       -           195,000

DEFERRED TAX BENEFIT                                                                         -           156,051
                                                                                   ------------     -------------


TOTAL ASSETS                                                                       $         -      $    351,051
                                                                                   ============     =============














The accompanying notes are an integral part of the financial statements.



                      GENESIS CAPITAL CORPORATION OF NEVADA
                                 BALANCE SHEETS
                           SEPTEMBER 30, 2001 AND 2000




                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                       2001              2000
                                                                                   ------------     -------------
LIABILITIES

CURRENT LIABILITIES
  Accounts Payable and Accrued Expenses                                            $   168,250      $     72,500
                                                                                   ------------     -------------

          Total current liabilities                                                    168,250            72,500
                                                                                   ------------     -------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock, $.001 Par Value, 10,000,000 shares authorized and 77,755 shares issued and outstanding at September 30, 2001
  and 2000, respectively                                                                    78                78

  Common Stock, $.001 Par Value, 500,000,000 and 50,000,000
  shares authorized and 2,247,911 and 2,217,911 shares issued
  and outstanding at September 30, 2001 and 2000, respectively                           2,248             2,218

  Accumulated Other Comprehensive Income (Loss)                                       (600,000)         (267,300)

  Additional Paid-in Capital                                                         9,210,549         9,195,579
  Deficit                                                                           (8,781,125)       (8,652,024)
                                                                                   ------------     -------------

          Total stockholders' equity (deficit)                                        (168,250)          278,551
                                                                                   ------------     -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)                                                                          $         -      $    351,051
                                                                                   ============     =============












The accompanying notes are an integral part of the financial statements.

                GENESIS CAPITAL CORPORATION OF NEVADA
                      STATEMENTS OF OPERATIONS
                         FOR THE YEARS ENDED
                     SEPTEMBER 30, 2001 AND 2000





                                                2001               2000
                                           ----------------   ----------------

REVENUES                                               $ -                $ -
                                           ----------------   ----------------


EXPENSES
   Occupancy and property expenses                  36,000              3,842
   Directors fees                                   18,000             18,000
   Management fees                                  18,000             18,500
   Administrative and other expenses                57,101                 45
                                           ----------------   ----------------
                                                   129,101             40,387
                                           ----------------   ----------------

LOSS BEFORE INCOME TAX BENEFIT                    (129,101)           (40,387)

INCOME TAX BENEFIT                                       -             13,732
                                           ----------------   ----------------

NET LOSS                                         $(129,101)         $ (26,655)
                                           ================   ================


NET LOSS PER BASIC AND DILUTED SHARES             $ (0.058)          $ (0.021)
                                           ================   ================

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING        2,222,911          2,217,911
                                           ================   ================

















The accompanying notes are an integral part of the financial statements.

                GENESIS CAPITAL CORPORATION OF NEVADA
               STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                           SEPTEMBER 30, 2001 AND 2000




                                                                             Accumulated
                                                                                Other       Additional
                                   Preferred Stock         Common Stock     Comprehensive   Paid-in       Accumulated
                                  Shares     Amount     Shares     Amount    Income(Loss)   Capital       Deficit          Total
                                 ---------  --------   ---------  --------   -----------   -----------   ------------   -----------

Balance, September 30, 1999       932,755     $ 933    2,067,911  $ 2,068    $        -    $ 9,194,829   $(8,625,369)    $ 572,461

Conversion of Preferred Stock to
   Common Stock                  (105,000)     (105)     105,000      105             -              -             -             -

Shares issued for legal services        -         -       45,000       45             -              -             -            45

Cancelled shares                 (750,000)     (750)           -        -             -            750             -             -

Unrealized loss on securities           -         -            -        -      (267,300)             -             -      (267,300)

Net loss                                -         -            -        -             -              -       (26,655)      (26,655)
                                 ---------  --------   ---------  --------   -----------   -----------   ------------   -----------

Balance, September 30, 2000        77,755        78    2,217,911    2,218      (267,300)     9,195,579    (8,652,024)      278,551

Shares issued for services              -         -       30,000       30             -         14,970             -        15,000

Unrealized loss on securities           -         -            -        -      (332,700)             -             -      (332,700)

Net loss                                -         -            -        -             -              -      (129,101)     (129,101)
                                 ---------  --------   ---------  --------   -----------   -----------   ------------   -----------

Balance, September 30, 2001        77,755      $ 78    2,247,911  $ 2,248    $ (600,000)   $ 9,210,549   $(8,781,125)   $ (168,250)
                                 =========  ========   =========  ========   ===========   ===========   ============   ===========






The accompanying notes are an integral part of the financial statements.

                GENESIS CAPITAL CORPORATION OF NEVADA
                      STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000



                                                                2001          2000
                                                                ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                  $(129,101)   $ (26,655)
                                                             ----------   ----------
   Adjustments to reconcile net loss to net cash
     used in operating activities

   Common stock issued for services                             15,000           45
   Net adjustment to write-off marketable security and
   deferred tax                                                 18,351            -
   Changes in assets and liabilities
      Accrued expenses, net                                     95,750       26,610
                                                             ----------   ----------

      Total adjustments                                        129,101       26,655
                                                             ----------   ----------
          Net cash used in operating activities                      -            -
                                                             ----------   ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                              -            -

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                      -            -
                                                             ----------   ----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                    $       -    $       -
                                                             ==========   ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
   None                                                      $       -    $       -
                                                             ==========   ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH
FINANCING ACTIVITIES:
   Common stock issued for services                          $  15,000    $      45
                                                             ==========   ==========

   Write off of marketable security and deferred tax assets
       Deferred tax asset                                     (156,051)
       Marketable security                                    (195,000)
       Comprehensive loss                                      332,700
                                                             ----------
        Net adjustment                                         (18,351)
                                                             ==========








The accompanying notes are an integral part of the financial statements.

                      GENESIS CAPITAL CORPORATION OF NEVADA
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000




NOTE 1 -          ORGANIZATION AND BASIS OF PRESENTATION
                  --------------------------------------

                  Genesis Capital Corporation of Nevada (the "Company") was incorporated in the State of Colorado in 1983. The Company has a total of 500,000,000 and 50,000,000 authorized common shares at September 30, 2001 and 2000, respectively, (par value $.001) with 2,247,911 and 2,217,911 shares issued and outstanding at September 30, 2001 and 2000, respectively, and 10,000,000 shares authorized preferred stock (par value of $.001) with 77,755 shares issued and outstanding as of September 30, 2001 and 2000.

                  In December, 1997, the Company merged with Lincoln Health Fund, Inc. which is the company that owned land in Tarrant County, Texas (See Note 3). In March, 1999, the company filed an Articles of Merger in the State of Nevada and to change the par value of its common stock. For the fiscal years ended September 30, 2001 and 2000, the Company had only minimal activity recorded.

                  As detailed in Note 7, the Company entered into a Stock Acquisition Agreement with Christopher Astrom, Hudson Consulting Group, Inc. and Global Universal, Inc. of Delaware dated August 30, 2001, which closed on October 30, 2001. This Stock Acquisition Agreement enabled Senior Lifestyle Communities, Inc. to acquire 95% of the issued and outstanding shares of common and preferred stock of the Company for $315,000, enough money to pay Hudson Consulting Group, Inc. and Global Universal, Inc. of Delaware their fees in connection with this acquisition.

                  In addition to the Stock Acquisition Agreement, the Company and Senior Lifestyle Communities, Inc. entered into a Share Exchange Agreement and Plan of Reorganization.

                  Senior Lifestyle Communities, Inc. is a Nevada Corporation engaged in the development of senior adult residences, incorporated in August, 2001. In addition to Senior Lifestyle Communities, Inc., the Company has Senior Adult Lifestyles, Inc. a wholly-owned subsidiary effective October 30, 2001.

                      GENESIS CAPITAL CORPORATION OF NEVADA
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2001 AND 2000


NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  ------------------------------------------

                  Use of Estimates
                  ----------------

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  Revenue and Cost Recognition
                  ----------------------------

                  The Company's financial statements are prepared using the accrual method of accounting. Under this method, revenues are recognized when earned and expenses are recognized when incurred.

                  Cash and Cash Equivalents
                  -------------------------

                  The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

                  Reclassifications
                  -----------------

                  Certain amounts for the years ended September 30, 2000, have been reclassified to conform with the presentation of the September 30, 2001 amounts. The reclassifications have no effect on net income for the year ended September 30, 2000.

                  Income Taxes
                  ------------

                  The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. The Company accounts for income taxes pursuant to the provisions of the Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

                      GENESIS CAPITAL CORPORATION OF NEVADA
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2001 AND 2000




NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                  ------------------------------------------------------

                  Fair Value of Financial Instruments

                  The carrying amount reported in the balance sheets for cash and cash equivalents, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

                  Marketable Securities
                  ---------------------

                  In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, (SFAS 115), the Company classifies its investment portfolio according to the provisions of SFAS 115 as either securities being held to maturity, trading, or available for sale. At September 30, 2000, the Company classified its investment portfolio as available for sale and held to maturity. Securities available for sale are carried at their fair value with unrealized gains and losses included in stockholders' equity.

                  Gain or losses from the sale or redemption of the securities are determined using the specific identification method calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

                  Earnings (Loss) Per Share of Common Stock
                  -----------------------------------------

                  Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

                      GENESIS CAPITAL CORPORATION OF NEVADA
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2001 AND 2000



NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                  ------------------------------------------------------

                  Earnings (Loss) Per Share of Common Stock (Continued)
                  -----------------------------------------------------

                  The following is a reconciliation of the computation for basic and diluted EPS:

                                                      September 30,             September 30,
                                                             2001                       2000
                                                            -----                      -----

                  Net Loss                              ($  129,101)            ($  26,655)
                                                        ------------            -----------

                  Weighted-average common shares
                      outstanding (Basic)                 2,247,911              2,217,911

                  Weighted-average common stock
                      equivalents:
                          Stock options                           -                      -
                          Warrants                                -                      -
                                                        ------------            -----------

                  Weighted-average common shares
                      outstanding (Diluted)               2,247,911              2,217,911
                                                        ============            ===========

                  Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

                  Comprehensive Income
                  --------------------

                  Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements.

                      GENESIS CAPITAL CORPORATION OF NEVADA
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2001 AND 2000



NOTE 3-           MARKETABLE SECURITIES
                  ---------------------

                  In February of 2000, an acquisition agreement was completed between the Company and Power Exploration, Inc. (Power) for 100% of the issued and outstanding shares of the Lincoln Health Fund, Inc. (a Delaware Corporation Lincoln), a wholly owned subsidiary of the Company, for 600,000 shares of Power's common stock. The major asset of Lincoln was 10,687 acres of vacant land in Ft. Worth, Texas. The value of stock received is being classified as a marketable security, available for sale.

                  As a result of this transaction, the property taxes that had been accrued for the land were included in the acquisition agreement and assumed by Lincoln. The accrued property taxes were reversed in the financial statements for September 30, 2000.

                  The marketable security, the 600,000 shares of Power has been valued at $-0- at September 30, 2001. The value was written down, due to the fact that Power is a going concern entity, and the trading value of Power's stock is virtually zero.

                  As noted, all losses for investments that are classified as available for sale are reflected in the stockholders' equity section of the balance sheet as a component of comprehensive income.

                  At September 30, 2000, the marketable security was valued at $195,000.

NOTE 4-           COMMON STOCK
                  ------------

                  The Company filed a plan of merger in the State of Nevada with an effective date of March 9, 1999. As part of the agreement, the Board of Directors approved a 2000 to 1 reverse stock split be recorded with any fractional shares rounded up. Also, the par value of the Nevada corporation was changed to $.001 par value. In the quarter ended March 31, 2000, 150,000 shares of stock were issued. A total of 105,000 shares was issued as conversion of preferred stock and 45,000 shares for legal services during the current fiscal year. The value of the stock issued for legal services was valued as par value.

                  For the year ended September 30, 2001, the total number of authorized shares increased from 50,000,000 to 500,000,000 on September 17, 2001. Additionally, the Company issued 30,000 shares for consulting services.

                      GENESIS CAPITAL CORPORATION OF NEVADA
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2001 AND 2000




NOTE 5-           PREFERRED STOCK
                  ---------------

                  The Company's preferred stock contains a designation of $.60 cumulative convertible Preferred Stock. A total of 10,000,000 shares are authorized with 77,755 issued and outstanding as of September 30, 2001 and September 30, 2000. The holders of the Convertible Preferred Stock shall be entitled to receive, when declared by the Board of Directors, dividends of $.60 per share and no more. Also, the preferred stock is eligible to be converted to common stock at the rate of 10 shares of common stock for each share of preferred stock. In the year ended September 30, 2000, a total of 105,000 shares of preferred stock was converted into common stock.

NOTE 6-           GOING CONCERN
                  -------------

                  As shown in the accompanying financial statements, the Company incurred net losses for the years ended September 30, 2001 and 2000 and has built up substantial deficits. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

                  Management also states that they are confident that they can initiate new operations and raise the appropriate funds to continue in its pursuit of a reverse merger or similar transaction.

                  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


NOTE 7-           SUBSEQUENT EVENTS
                  -----------------

                  The Company entered into a Stock Acquisition Agreement with Christopher Astrom, Hudson Consulting Group, Inc. and Global Universal, Inc. of Delaware dated August 30, 2001, which closed on October 30, 2001. This stock acquisition agreement enabled Senior Lifestyle Communities, Inc. to acquire 95% of the issued and outstanding shares of common and preferred stock of the Company for $315,000, enough money to pay Hudson Consulting Group, Inc. and Global Universal, Inc. of Delaware their fees in connection with this acquisition. The agreement became effective on October 30, 2001.

                      GENESIS CAPITAL CORPORATION OF NEVADA
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2001 AND 2000





NOTE 7-           SUBSEQUENT EVENTS (CONTINUED)
                  -----------------------------

                  In addition to the Stock Acquisition Agreement, the Company and Senior Lifestyle Communities, Inc. entered into a Share Exchange Agreement and Plan of Reorganization.

                  Upon these agreements with Senior Lifestyle Communities, Inc., the Company on November 1, 2001 assumed by assignment, the obligation of certain 8% Series SPA Senior Subordinated Convertible Debentures in the face amount of $1,000,000 received by assignment from Senior Lifestyle Communities, Inc. and Sea Lion Investors, LLC, Equity Planners LLC, and Myrtle Holdings, LLC (collectively "Purchasers"), each a Colorado limited liability company, issue the Company's debentures of Senior Lifestyle Communities, Inc.

                  The proceeds of the debentures of Senior Lifestyle Communities, Inc. were used to acquire the Company, and pay all amounts due to the professionals engaged in the transaction and cash flow for the development of senior residential properties including a development located in Connecticut.

                  Additionally, upon the closing of the transaction, certain accounts payables were forgiven.