Form 10QSB
period 2001-12-31
GENESIS CAPITAL CORP OF NEVADA
filed 2002-02-20
CIK 1083383

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549




                                   FORM 10-QSB




                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001


                           Commission File No. 0-27831


                   GENESIS CAPITAL CORPORATION OF NEVADA, INC.
                   -------------------------------------------
                 (Name of small business issuer in its charter)



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


                                 (305) 573-8882
                                 --------------
                           (Issuer's telephone number)



Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
             ---  ---

As of February 18, 2002 shares issued and outstanding were 159,949,548.

PART I.  FINACIAL INFORMATION

         Item 1.  Financial Statements


                           GENESIS CAPITAL CORPORATION
                           OF NEVADA AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

             GENESIS CAPITAL CORPORATION OF NEVADA AND SUBSIDIAIRES


              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS












Condensed Consolidated Financial Statements:

         Balance Sheets as of December 31, 2001 (Unaudited) and September 30, 2001 (Audited)

         Statements of Operations for the Three Months
         Ended December 31, 2001 and 2000

         Statements of Cash Flows for the Three Months
         Ended December 31, 2001 and 2000

         Notes to Condensed Consolidated Financial Statements

             GENESIS CAPITAL CORPORATION OF NEVADA AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
         DECEMBER 31, 2001 (UNAUDITED) AND SEPTEMBER 30, 2001 (AUDITED)


                                     ASSETS


                                                                     (UNAUDITED)         (AUDITED)
                                                                     DECEMBER 31,       SEPTEMBER 30,
                                                                        2001                2001
                                                                   ---------------     ---------------

CURRENT ASSETS
  Cash in Bank                                                     $          191      $            -
  Debenture receivable                                                          -                   -
                                                                   ---------------     ---------------

          Total current assets                                                191                   -
                                                                   ---------------     ---------------



TOTAL ASSETS                                                       $          191      $             -
                                                                   ===============     ================

































The accompanying notes are an integral part of the condensed consolidated financial statements.

             GENESIS CAPITAL CORPORATION OF NEVADA AND SUBSIDIAIRES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
         DECEMBER 31, 2001 (UNAUDITED) AND SEPTEMBER 30, 2001 (AUDITED)


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

                                                                     (UNAUDITED)         (AUDITED)
                                                                     DECEMBER 31,       SEPTEMBER 30,
                                                                        2001                2001
                                                                   ---------------     ---------------
LIABILITIES

CURRENT LIABILITIES
  Accounts Payable and Accrued Expenses                            $     173,250       $      168,250
  Debenture payable                                                      133,405                    -
                                                                   ---------------     ---------------

          Total current liabilities                                      306,655              168,250
                                                                   ---------------     ---------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock, $.001 Par Value, 10,000,000 shares authorized and 1,555,100 and 77,755 shares issued and outstanding at
  December 31, 2001 and September 30, 2001, respectively                   1,555                   78

  Common Stock, $.001 Par Value, 500,000,000 and 50,000,000
  shares authorized and 159,949,688 and 2,247,911 shares issued and outstanding at December 31, 2001 and September 30, 2001,
  respectively                                                           159,950                2,248

  Additional Paid-in Capital                                           9,282,965            9,210,549
  Deficit                                                             (9,750,934)          (9,381,125)
                                                                   ---------------     ---------------

          Total stockholders' (deficit)                                 (306,464)            (168,250)
                                                                   ---------------     ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                      $         191       $            -
                                                                   ==============      ===============


















The accompanying notes are an integral part of the condensed consolidated financial statements.

             GENESIS CAPITAL CORPORATION OF NEVADA AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000



                                                2001                   2000
                                             ------------      ------------

REVENUES                                     $         -       $         -
                                             ------------      ------------

EXPENSES
   Occupancy and property expenses                     -             9,000
   Directors fees                                      -             4,500
   Management fees                                     -             4,500
   Administrative and other expenses             369,809                 -
                                             ------------      ------------
                                                 369,809            18,000
                                             ------------      ------------

LOSS BEFORE INCOME TAX BENEFIT                  (369,809)          (18,000)

INCOME TAX BENEFIT                                     -             6,120
                                             ------------      ------------

NET LOSS                                     $  (369,809)      $   (11,880)
                                             ============      ============


NET LOSS PER BASIC AND DILUTED SHARES        $    (0.004)      $    (0.005)
                                             ============      ============

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING     91,948,837         2,222,911
                                             ============      ============























The accompanying notes are an integral part of the condensed consolidated financial statements.

             GENESIS CAPITAL CORPORATION OF NEVADA AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000


                                                          2001             2000
                                                      -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                           $ (369,809)      $  (11,880)
                                                      -----------      -----------

Adjustments to reconcile net loss to net cash provided by operating activities:

   Stock issued for acquisition                          315,000                -
   Deferred income tax benefit                                 -           (6,120)
   Debentures issued for services                         50,000                -

Changes in assets and liabilities
   Accounts payable and accrued expenses, net              5,000           18,000
                                                      -----------      -----------

     Total adjustments                                   370,000           11,880
                                                      -----------      -----------

     Net cash provided by operating activities               191                -
                                                      -----------      -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                      191                -

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                -                -
                                                      -----------      -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD             $      191       $        -
                                                      ===========      ===========


SUPPLEMENTAL DISCLOSURE OF NONCASH
FINANCING ACTIVITIES:

   Debentures issued                                  $  415,000       $        -
   Less:  Debentures for acquisition                    (315,000)               -
          Debentures converted for professional fees     (50,000)               -
          Proceeds received                              (50,000)
                                                      -----------      -----------

   Debentures receivable                              $        -       $        -
                                                      ===========      ===========

   Debentures converted for common stock              $  133,405       $        -
                                                      ===========      ===========






The accompanying notes are an integral part of the condensed consolidated financial statements.

             GENESIS CAPITAL CORPORATION OF NEVADA AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000




NOTE 1 -          ORGANIZATION AND BASIS OF PRESENTATION
                  --------------------------------------

                  The condensed consolidated unaudited interim financial statements included herein have been prepared by Genesis Capital Corporation of Nevada ("the Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the September 30, 2001 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

                  The management of the Company believes that the accompanying unaudited condensed consolidated financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

                  Genesis Capital Corporation of Nevada (the "Company") was incorporated in the State of Colorado in 1983. The Company has a total of 500,000,000 and 50,000,000 authorized common shares at December 31, 2001 and 2000, respectively, (par value $.001) with 159,949,688 and 2,217,911 shares issued and outstanding at December 31, 2001 and 2000, respectively, and 10,000,000 shares authorized preferred stock (par value of $.001) with 1,555,100 and 77,755 shares issued and outstanding as of December 31, 2001 and 2000.

                  In December, 1997, the Company merged with Lincoln Health Fund, Inc. which is the company that owned land in Tarrant County, Texas. In March, 1999, the company filed an Articles of Merger in the State of Nevada and to change the par value of its common stock. For the fiscal years ended September 30, 2001 and 2000, the Company had only minimal activity recorded.

             GENESIS CAPITAL CORPORATION OF NEVADA AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000




NOTE 1-           ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)
                  --------------------------------------------------

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

                  Senior Lifestyle Communities, Inc. is a Nevada Corporation engaged in the development of senior adult residences, incorporated in August, 2001. Senior Lifestyle Communities, Inc., owns all of the issued and outstanding common stock of Senior Adult Lifestyles, Inc.

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

                  Pursuant to an Agreement executed on December 26, 2001, made effective as of October 31, 2001 and a Statutory Warranty Deed dated October 30, 2001, the Company, through its subsidiary Senior Adult Lifestyle, Inc., acquired from National Residential Properties, Inc. (an affiliate) all of the right, title and interest of National Residential Properties, Inc. in
                  (i) a certain parcel of real property in Hebron, Connecticut; and (ii) four contracts to purchase certain parcels of real property in Watertown, New Milford, Granley and East Windsor, Connecticut. The Hebron property is subject to two mortgages having an aggregate principal balance of $315,000, which mortgages Senior Adult Lifestyles, Inc. assumed and agreed to pay as part of the consideration for the conveyance.

                  The Company intends to use the properties acquired to develop active adult communities consisting of condominiums restricted to adults aged 55 years and over.

             GENESIS CAPITAL CORPORATION OF NEVADA AND SUBSIDIAIRES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2001 AND 2000



NOTE 1-           ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)
                  --------------------------------------------------

                  As additional consideration for the conveyance to Senior Adult Lifestyle, Inc., the Company agreed to issue to National Residential Properties, Inc. 20,000,000 shares of the Company's common stock ("Shares") based on a value of $0.10 per share (determined on the basis of the average bid price of the Company's common stock during the week immediately prior to the effective date of October 31, 2001) for an agreed consideration of $2,000,000, the earlier of (a) the expiration of three (3) years from the date of the conveyance, or (b) at the time that National Residential Properties, Inc. has sold all of the Shares, if the gross sales proceeds realized by National Residential Properties, Inc. from the sale of the Shares is less than $2,000,000, the Company will be required to issue to National Residential Properties, Inc. such additional shares of common stock in an amount based on the closing bid price as quoted on the OTC Bulletin Board on the day before the date of such additional share issuance as to make up the difference between said gross sales proceeds and $2,000,000. The shares were issued to National Residential Properties, Inc. on February 1, 2002.


NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  ------------------------------------------

                  Principles of Consolidation
                  ---------------------------

                  The condensed consolidated unaudited financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

                  Use of Estimates
                  ----------------

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

             GENESIS CAPITAL CORPORATION OF NEVADA AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2001 AND 2000





NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                  ------------------------------------------------------

                  Revenue and Cost Recognition
                  ----------------------------

                  The Company's condensed consolidated financial statements are prepared using the accrual method of accounting. Under this method, revenues are recognized when earned and expenses are recognized when incurred.

                  Cash and Cash Equivalents
                  -------------------------

                  The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

                  Reclassifications
                  -----------------

                  Certain amounts for the period ended December 31, 2000, have been reclassified to conform with the presentation of the December 31, 2001 amounts. The reclassifications have no effect on net income for the three months ended December 31, 2000.

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

                  Fair Value of Financial Instruments
                  -----------------------------------

                  The carrying amount reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

             GENESIS CAPITAL CORPORATION OF NEVADA AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2001 AND 2000



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

                  The following is a reconciliation of the computation for basic and diluted EPS:

                                                      December 31,  December 31,
                                                         2001           2000
                                                         ----           ----

                  Net Loss                           ($  369,809)   ($   11,880)
                                                     -----------    -----------

                  Weighted-average common shares
                    outstanding (Basic)               91,948,837      2,222,911

                  Weighted-average common stock
                    equivalents:
                      Stock options                            -              -
                      Warrants                                 -              -
                                                     -----------    -----------

                  Weighted-average common shares
                    outstanding (Diluted)             91,948,837      2,222,911
                                                     ===========    ===========


                  Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive

                  Comprehensive Income
                  --------------------

                  Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements

             GENESIS CAPITAL CORPORATION OF NEVADA AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2001 AND 2000




NOTE 3 -          STOCKHOLDERS' EQUITY
                  --------------------

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

                  For the three months ended December 31, 2001 the Company issued 157,701,777 shares of common stock of which 54,110,309 were issued to Christopher Astrom as a result of the acquisition of Senior Lifestyle Communities, Inc., with the remaining others being issued through debenture conversions.

                  Preferred Stock
                  ---------------

                  The Company's preferred stock contains a designation of $.60 cumulative convertible Preferred Stock. A total of 10,000,000 shares are authorized with 1,555,100 and 77,755 issued and outstanding as of September 30, 2001 and September 30, 2000, respectively. The holders of the Convertible Preferred Stock shall be entitled to receive, when declared by the Board of Directors, dividends of $.60 per share and no more. Also, the preferred stock is eligible to be converted to common stock at the rate of 10 shares of common stock for each share of preferred stock. In the year ended September 30, 2000, a total of 105,000 shares of preferred stock was converted into common stock.

                  During the three month period ended December 31, 2001, the Company issued 1,477,345 shares of preferred stock to Christopher Astrom as a result of the acquisition of Senior Lifestyle Communities, Inc.

             GENESIS CAPITAL CORPORATION OF NEVADA AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2001 AND 2000





NOTE 4 -          GOING CONCERN
                  -------------

                  As shown in the accompanying condensed consolidated financial statements, the Company incurred net losses for the years ended September 30, 2001 and 2000 as well as for the three months ended December 31, 2001 and has built up substantial deficits.

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

                  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 2.  PLAN OF OPERATIONS

The Company's intended plan of operations for the coming year is to either sell as a whole or to begin the development of its real estate holdings in Connecticut. Initially, this will involve obtaining zoning and site approvals from local governmental authorities. The Company does not expect to generate any meaningful revenues in the coming year. In order to complete the initial phase of development involving site approval and zoning, the Company will need approximately $150,000. To complete the entire real development project, the Company will need substantial additional financing in an amount not yet determined. The funds necessary to undertake the plan of operations could be in the form of either the sale by the Company of equity securities or the obtaining conventional construction debt financing. At present, the Company has no understandings, commitments or agreements with respect to any such financing, either equity or debt. There is no assurance that such financing will be available to the Company on acceptable terms.

The Company does not expect to hire any employees during the next 12 months.

PART II.  OTHER INFORMATION

Item 5  Other Information

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

On October 30, 2001, the Company entered into a Share Exchange Agreement and Plan of Reorganization ("Exchange Agreement") with Mr. Astrom and Communities, the purpose of which was to accommodate the financing by Mr. Astrom of his obligations under the Acquisition Agreement. To provide the financing on behalf of Mr. Astrom, Communities issued its 8% Series SPA Senior Subordinated Convertible Debentures in the initial amount of $ 360,000 to an non-affiliated private source of financing. At the close of the Acquisition Agreement and the Exchange Agreement, Communities became a wholly-owned subsidiary of the Company. Communities owns all of the issued and outstanding common stock of Senior Adult Lifestyle, Inc ("Senior").

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

Pursuant to an Agreement executed on December 26, 2001, made effective as of October 31, 2001 and a Statutory Warranty Deed dated October 30, 2001, the Registrant, through Senior, acquired from National Residential Properties, Inc.("National") all of the right, title and interest of National in (i) a certain parcel of real property in Hebron, Connecticut; and (ii) four contracts to purchase certain parcels of real property in Watertown, New Milford, Granby and East Windsor, Connecticut ("collectively, the "Connecticut Properties"). The Connecticut Properties are subject to two mortgages having an aggregate principal balance of $ 315,000.00, which mortgages Senior assumed and agreed to pay as part of the consideration for the conveyance.

Prior to the conveyance of the Connecticut Properties, in May 2001 National, through its then wholly- owned subsidiary, Connecticut Acquisitions Corp. No.1 ("Acquisition Corp.") entered into a joint venture with Nathan Kahn and various companies controlled by Mr. Kahn ("Kahn Entities") to develop the portion of the Connecticut Properties ("Land Development Agreement') located in Hebron, Connecticut ("Hebron Parcel"). The Land Development Agreement called for Acquisition Corp, to fund the initial costs of acquisition an d development and, after the deduction of expenses from gross revenues, profits would be divided 50% to Acquisition Corp. and 50% to the Kahn Entities. On May 8, 2001, following the acquisition of the Hebron Parcel, Acquisition Corp. was merged into National. As a consequence of the conveyance of the Hebron Parcel by National to Senior as part of the Connecticut Properties, Senior has assumed the obligations of National under the land Development Agreement.

As additional consideration for the conveyance to Senior, the Company agreed to issue to National 20,000,000 shares of the Company's common stock ("Shares") based on a value of $0.10 per share (determined on the basis of the average bid price of the Company's common stock during the week immediately prior to the effective date of October 31, 2001) for an agreed consideration of $ 2,000,000. At the earlier of (a) the expiration of three (3) years from the date of the conveyance, or (b) at the time that National has sold all of the Shares, if the gross sales proceeds realized by National from the sale of the Shares is less than $ 2,000,000, the Company will be required to issue to National such additional shares of common stock in an amount based on the closing bid price as quoted on the OTC Bulletin Board on the day before the date of such additional share issuance as to make up the difference between said gross sales proceeds and $ 2,000,000. The Shares were issued on February 2, 2002.

The Registrant intends to use the properties acquired to develop active adult communities consisting of condominiums restricted to adults aged 55 years and over.

National and the Company have the same officers and directors and, accordingly, they may be deemed "affiliates".

Item 6.  Exhibits and Reports on Form 8-K

Filed November 14, 2001   Form 8-K, Item 1.  Changes in Control of Registrant
                                    Item 4.  Changes in Registrant's Certifying
                                             Accountant

                                INDEX TO EXHIBITS

EXHIBIT
NO.                        DESCRIPTION
---                        -----------

Articles of Incorporation and By-laws

3(i)        *              Articles of Incorporation of Genesis Capital
                           Corporation of Nevada, a Nevada corporation, filed with the State of Nevada on December 22, 1998.

3(i)        *              Certificate of Amendment of Genesis Capital
                           Corporation of Nevada, filed with the State of Nevada on September 17, 2001.

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

2.3         *              Agreement dated as of October 31, 2001 between
                           Genesis Capital Corporation of Nevada and National
                           Residential Properties, Inc.


Material Contracts


10.7        *              Land Development Agreement between Connecticut
                           Acquisition Corp. No. 1; Loveland Hills, LLC; Ct
                           Adult Condominiums, LLC; Nathan Kahn; Echo Lake,
                           Watertown, LLLC; Carlson Farms, New Milford, LLC; and
                           Coleman Farms, East Windsor, LLLC

10.8        *              Escrow Agreement dated as of December 13, 2001
                           between Genesis Capital Corporation of Nevada and
                           Equity Planners LLC; Sea Lion Investors LLC; Myrtle
                           Holdings LLC; and Sroya Holdings Company, Inc.

* Incorporated herein by reference from the referenced filings previously made by the Company.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 GENESIS CAPITAL CORPORATION OF NEVADA, INC.
                                 (Registrant)


Date:  February   , 2002         By:   /s/RICHARD ASTROM
                                     -----------------------------------------
                                     Richard Astrom
                                     President, Chief Executive Officer, and
                                     Director