Form 10QSB/A
period 2001-12-31
GENESIS CAPITAL CORP OF NEVADA
filed 2002-02-22
CIK 1083383

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



                             AMENDMENT NUMBER 1 TO
                                   FORM 10-QSB




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

As of February 18, 2002 shares issued and outstanding were 259,949,548.

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

On December 13, 2001, the Company entered into an Escrow Agreement with Sroya Holdings LLC, as escrow agent ("Sroya"), and Sea Lion Investors LLC; Equity Planners LLC; and Myrtle Holdings LLC, the purpose of which was to amend and supplement the October 30, 2001 agreement among Communities and the Debenture holders. Pursuant to the Escrow Agreement, the Company deposited 100,000,000 shares of its common stock ("Escrow Shares") with Sroya to ensure the timely delivery of the Company's common stock upon the exercise of the conversion privileges by the Debenture holders under the Debentures issued on October 31,2001. Under the Escrow Agreement, Sroya, as escrow agent, does not have an interest in either the Debentures or the Escrow Shares and neither is Stroya considered a shareholder of the Company by virtue of holding the Escrow Shares. However, for purposes of the determining the number of shares of the Company's common stock are issued and outstanding, the Escrow Shares are considered issued and outstanding. The Escrow Shares were deposited with Sroya pursuant to Regulation D Rule 540 (b) (iii) and Section 3 (a)(9) of the Securities Act of 1933 as a result of the assumption by the Company of all of the obligations of Communities under the Debentures, including the obligation to repay the principal and interest and the conversion privileges. The issuance of the Escrow Shares to the Debenture holders upon the exercise of the conversion privileges under the Debentures and any subsequent sale of the Escrow Shares could have a material adverse affect on the Company's common stock and cause its market price to decline substantially.

On February 5, 2002, the Company and Sroya amended the Escrow Agreement to provide that any and all escrowed shares used to honor conversions privileges of the Debentures must be replenished within 24 hours of the release of any of the previously escrowed shares. As a consequence, the Company deposited an additional 100,000,000 shares of its common stock into the escrow between February 6, 2002 and February 20, 2002.

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

10.8a Amendment dated February 5, 2002, to Escrow Agreement dated as of December 13, 2001 between Genesis Capital Corporation of Nevada and Equity Planners LLC; Sea Lion Investors LLC; Myrtle Holdings LLC; and Sroya Holdings Company, Inc.

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



                                 GENESIS CAPITAL CORPORATION OF NEVADA, INC.
                                 (Registrant)


Date:  February 22, 2002         By:   /s/RICHARD ASTROM
                                     -----------------------------------------
                                     Richard Astrom
                                     President, Chief Executive Officer, and
                                     Director