Form 10QSB
period 2005-12-31
GENESIS CAPITAL CORP OF NEVADA
filed 2006-02-14
CIK 1083383

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        --------------------------------
                                   FORM 10-QSB
                        --------------------------------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended December 31, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For The Transition Period from __________ To _________

                  Commission file number    0-27831

                      Genesis Capital Corporation of Nevada
        ----------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         Nevada                                              91-1947658
--------------------------------------------------------------------------------
(State or Other Jurisdiction                         (I.R.S. Employer Identifi-
      of Incorporation                                     cation Number)

6915 Red Road Suite 222, Coral Gables, Florida                33127
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (305) 666-6565
--------------------------------------------------------------------------------
                            Issuer's telephone number


--------------------------------------------------------------------------------
   (Former Name, former address and former fiscal year, if changed since last report)

Check whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:
Yes [X]  No [ ]

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court
Yes [ ]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of February 14, 2006, there were 467,949,688 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format    Yes [ ]  No [X]

                      GENESIS CAPITAL CORPORATION OF NEVADA

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2005

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements................................................  4

Item 2. Management's Discussion and Analysis or Plan of
Operation................................................................... 21

Item 3. Controls and Procedures............................................. 34

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings................................................... 35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds......... 35

Item 3. Defaults upon Senior Securities..................................... 35

Item 4. Submission of Matters to a Vote of Securities Holders............... 35

Item 5. Other Information................................................... 35

Item 6. Exhibits and Reports on Form 8-K.................................... 35

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY AND ITS INDUSTRY. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE, ACHIEVEMENTS AND PROSPECTS TO BE MATERIALLY DIFFERENT FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                      GENESIS CAPITAL CORPORATION OF NEVADA
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

                      GENESIS CAPITAL CORPORATION OF NEVADA

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS










CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Balance Sheet as of December 31, 2005 (Unaudited)                             7

Statements of Operations for the three months ended December 31, 2005
and 2004 (Unaudited)                                                          8

Statement of Changes in Stockholders' (Deficit) for the three months
ended December 31, 2005 and 2004 (Unaudited)                                  9

Statement of Changes in Temporary Equity for the three months ended
December 31, 2005 and 2004 (Unaudited)                                       10

Statements of Cash Flows for the three months ended December 31, 2005
and 2004 (Unaudited)                                                         11

Notes to Condensed Consolidated Financial Statements (Unaudited)             12

                      GENESIS CAPITAL CORPORATION OF NEVADA
                      CONDENSED CONSOLIDATED BALANCE SHEET
                          DECEMBER 31, 2005 (UNAUDITED)


                                     ASSETS
                                     ------
                                                                     2005
                                                               ----------------

CURRENT ASSETS
  Cash and cash equivalents                                               1,374
  Accounts receivable                                                   412,500
  Loans receivable related party - net                                  135,654
                                                               -----------------

TOTAL ASSETS                                                            549,528
                                                               =================


            LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' (DEFICIT)
            ---------------------------------------------------------

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                 137,339
  Debentures payable                                                    453,720
  Loans payable - Officers                                               21,540
                                                               -----------------

      Total Current Liabilities                                         612,599
                                                               -----------------

TEMPORARY EQUITY                                                        266,377
                                                               -----------------


STOCKHOLDERS' (DEFICIT)
  Preferred Stock,  $.001 Par Value;  10,000,000 shares
    authorized and 5,000,000 shares issued and outstanding,               5,000
  Common Stock, $.001 Par Value; 500,000,000
    shares authorized and 84,355,220 shares issued
    and outstanding.                                                     84,355
  Additional Paid-in Capital                                            244,745
  Deficit                                                              (663,548)
                                                               -----------------

      Total Stockholders' (Deficit)                                    (329,448)
                                                               -----------------

TOTAL LIABILITIES, TEMPORARY EQUITY AND
   STOCKHOLDERS' (DEFICIT)                                            $ 549,528
                                                               =================

                    GENESIS CAPITAL CORPORATION OF NEVADA
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004 (UNAUDITED)


                                                         2005                    2004
                                                 ---------------------    -------------------
CONSULTING REVENUE                                $                 -      $               -
                                                 ---------------------    -------------------

OPERATING EXPENSES
   Professional Fees and Compensation Expenses                    935                    150
   Office and Administrative Expenses                          35,915                    412
   Interest Expense                                            11,809                  9,074
                                                 ---------------------    -------------------

          Total operating expenses                             48,659                  9,636
                                                 ---------------------    -------------------

LOSS BEFORE OTHER (EXPENSES)                                  (48,659)                (9,636)

NET INCOME BEFORE PROVISION
  FOR INCOME TAXES                                            (48,659)                (9,636)
   Provision for Income Taxes                                       -                      -
                                                 ---------------------    -------------------

NET INCOME APPLICABLE TO COMMON SHARES            $           (48,659)     $          (9,636)
                                                 =====================    ===================

NET INCOME PER BASIC AND DILUTED SHARES           $          (0.00058)     $        (0.00011)
                                                 =====================    ===================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                84,355,220             84,355,220
                                                 =====================    ===================

                    GENESIS CAPITAL CORPORATION OF NEVADA
   CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)
       FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004 (UNAUDITED)





                                                                                               Additional
                                               Preferred Stock             Common Stock         Paid-in
                                            Shares        Amount       Shares       Amount      Capital      (Deficit)      Total
                                      ----------------- ---------- -------------- ---------- ------------- ------------- -----------
Balance, September 30, 2003                  5,000,000   $  5,000     84,355,220   $ 84,355   $   244,745   $(1,123,147)  $(792,492)

Net loss for the three months ended
 December 31, 2003                                   -          -              -          -             -        (9,309)     (9,309)
                                      ----------------- ---------- -------------- ---------- ------------- ------------- -----------

Balance, December 31, 2003                   5,000,000   $  5,000     84,355,220   $ 84,355   $   244,745      ########   $(801,801)
                                      ================= ========== ============== ========== ============= ============= ===========


Balance, September 30, 2004                  5,000,000   $  5,000     84,355,220   $ 84,355   $   244,745   $  (812,039)  $(481,384)
                                      ----------------- ---------- -------------- ---------- ------------- ------------- -----------

Net loss for the three months ended
 December 31, 2004                                   -          -              -          -             -        (9,636)     (9,636)
                                      ----------------- ---------- -------------- ---------- ------------- ------------- -----------

Balance, December 31, 2004                   5,000,000   $  5,000     84,355,220   $ 84,355   $   244,745   $  (821,675)  $(491,020)
                                      ================= ========== ============== ========== ============= ============= ===========

Balance, September 30, 2005                  5,000,000   $  5,000     84,355,220   $ 84,355   $   244,745   $  (614,889)  $(280,789)
                                      ----------------- ---------- -------------- ---------- ------------- ------------- -----------

Net loss for the three months ended
 December 31, 2005                                   -          -              -          -             -   $   (48,659)  $ (48,659)
                                      -------------------------------------------------------------------- ------------- -----------

Balance, December 31, 2005                   5,000,000   $  5,000     84,355,220   $ 84,355   $   244,745   $  (663,548)  $(329,448)
                                      ================= ========== ============== ========== ============= ============= ===========

                    GENESIS CAPITAL CORPORATION OF NEVADA
     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN TEMPORARY EQUITY FOR THE
            THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004 (UNAUDITED)




                                                                                Additional
                                                   Common Stock                  Paid-in
                                            Shares             Amount            Capital           (Deficit)            Total
                                      -------------------  ---------------  ------------------  -----------------  -----------------

Balance, September 30, 2003                  383,594,468           ######    $       (244,745)   $       127,528    $       266,377

Activity for the three months ended
 December 31, 2003                                     -                -                   -                  -                  -
                                      -------------------  ---------------  ------------------  -----------------  -----------------

Balance, December 31, 2003                   383,594,468           ######    $       (244,745)   $       127,528    $       266,377
                                      ===================  ===============  ==================  =================  =================

Balance, September 30, 2004                  383,594,468           ######    $       (244,745)   $       127,528    $       266,377

Activity for the three months ended
 December 31, 2004                                     -                -                   -                  -                  -
                                      -------------------  ---------------  ------------------  -----------------  -----------------

Balance, December 31, 2004                   383,594,468           ######    $       (244,745)   $       127,528    $       266,377
                                      ===================  ===============  ==================  =================  =================

Balance, September 30, 2005                  383,594,468           ######    $       (244,745)   $       127,528    $       266,377

Activity for the three months ended
 December 31, 2005                                     -                -                   -                  -                  -
                                      ----------------------------------------------------------------------------------------------

Balance, December 31, 2005                   383,594,468           ######    $       (244,745)   $       127,528    $       266,377
                                      ==============================================================================================

                   GENESIS CAPITAL CORPORATION OF NEVADA
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004 (UNAUDITED)



                                                                                   2005                     2004
                                                                            --------------------     --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                  $          (48,659)      $           (9,636)
                                                                            --------------------     --------------------
   Adjustments to reconcile net (loss) to net cash
   (used in) operating activities:


    CHANGES IN ASSETS AND LIABILITIES:


   (Decrease) in Accounts Receivable                                                     25,000                        -
   Increase in Accounts Payable and Accrued Expenses                                     11,810                    9,074
                                                                            --------------------     --------------------
          TOTAL ADJUSTMENTS                                                              36,810                    9,074
                                                                            --------------------     --------------------
          NET CASH (USED IN) OPERATING ACTIVITIES                                       (11,849)                    (562)
                                                                            --------------------     --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from loans payable                                                            -                      500
                                                                            --------------------     --------------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                                           -                      500
                                                                            --------------------     --------------------

NET (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                          $          (11,849)      $              (62)

CASH AND CASH EQUIVALENTS
   BEGINNING OF PERIOD                                                                   13,223                      145
                                                                            --------------------     --------------------

CASH AND CASH EQUIVALENTS
   END OF PERIOD                                                             $            1,374       $               83
                                                                            ====================     ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

CASH PAID DURING THE YEAR FOR:
   Interest Expense                                                          $                -       $                -
                                                                            ====================     ====================

                      GENESIS CAPITAL CORPORATION OF NEVADA
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2005 AND 2004 (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION
         --------------------------------------

         The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual condensed consolidated unaudited statements and notes. Certain information and footnote disclosures normally included in condensed consolidated unaudited financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated unaudited financial statements be read in conjunction with the September 30, 2005 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated unaudited financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

         These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the condensed consolidated operations, changes in permanent stockholders equity (deficit), changes in temporary equity and cash flows for the periods presented.

         Genesis Capital Corporation of Nevada (the "Company") was incorporated in the State of Colorado in 1983. The Company has a total of 500,000,000 authorized common shares at December 31, 2005 and 2004, respectively, (par value $.001) with 467,949,688 shares issued and outstanding at December 31, 2005 and 2004, respectively, and 10,000,000 shares authorized preferred stock (par value of $.001) with 5,000,000 shares issued and outstanding as of December 31, 2005 and 2004.

         The Company may be in violation of Section 5 under the Securities and Exchange Commission Act as amended. The Company has reclassified certain common shares issued to a temporary equity account from its permanent deficit (See Note 6).

         In December, 1997, the Company merged with Lincoln Health Fund, Inc. which is the company that owned land in Tarrant County, Texas. In March, 1999, the Company filed an Articles of Merger in the State of Nevada and to change the par value of its common stock.

                      GENESIS CAPITAL CORPORATION OF NEVADA
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     DECEMBER 31, 2005 AND 2004 (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)
         --------------------------------------------------

         The Company entered into a Stock Acquisition Agreement with Christopher Astrom, Hudson Consulting Group, Inc. and Global Universal, Inc. of Delaware dated August 30, 2001, which closed on October 30, 2001. This Stock Acquisition Agreement enabled Senior Lifestyle Communities, Inc. to acquire 95% of the issued and outstanding shares of common and preferred stock of the Company for $315,000. For accounting purposes, the transaction has been accounted for as a reverse acquisition, under the purchase method of accounting.

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

         As additional consideration for the conveyance to Senior of the Connecticut Properties, the Company agreed to issue to National Residential Properties, Inc., a related company with common ownership, 20,000,000 shares of the Company`s common stock ("Shares") based on a value of $0.10 per share (determined on the basis of the average bid price of the Company`s common stock during the week immediately prior to the effective date of October 31, 2001) towards an agreed consideration of $2,000,000 for a land deposit. In addition, the Company agreed that on the earlier of (a) the expiration of three (3) years from the date of the conveyance if the value on that date was below $2,000,000, or (b) at the time that National Residential Properties, Inc. has sold all of the shares, if the gross sales proceeds realized by National Residential Properties, Inc. from the sale of the shares is less than $2,000,000, the Company was required to issue to National Residential Properties, Inc. such additional shares of common stock in an amount based on the closing bid price as quoted on the OTC Bulletin Board on the day before the date of such additional share issuance as to make up the difference between said value or gross sales proceeds and $2,000,000. The Company issued the 20,000,000 shares on February 1, 2002 and an additional 5,230,000 on February 12, 2002. The value of the common stock February 1, 2002 was $180,000 ($.009). The agreement for additional consideration subsequently defaulted and was rescinded.

                      GENESIS CAPITAL CORPORATION OF NEVADA
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     DECEMBER 31, 2005 AND 2004 (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         PRINCIPLES OF CONSOLIDATION

         The condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

         USE OF ESTIMATES

         The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         REVENUE AND COST RECOGNITION

         The Company's condensed consolidated financial statements are prepared using the accrual method of accounting. Under this method, revenue is recognized when earned and expenses are recognized when incurred. The Company performed consulting services and earned $0 for the three months ended December 31, 2005.

         CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

         INCOME TAXES

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

                      GENESIS CAPITAL CORPORATION OF NEVADA
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     DECEMBER 31, 2005 AND 2004 (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amount reported in the condensed consolidated balance sheet for cash and cash equivalents, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these condensed consolidated financial instruments.

         EARNINGS (LOSS) PER SHARE OF COMMON STOCK

         Historical net income per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share
         (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented. The Company has used the issued and weighted average shares reported in the permanent stockholders' schedule (See Note 6).


         EARNINGS (LOSS) PER SHARE OF COMMON STOCK (CONTINUED)

         The following is a reconciliation of the computation for basic and diluted EPS:

                                                    2005              2004
                                              ----------------  ----------------

Net (Loss)                                     $      (48,659)   $       (9,636)
                                              ----------------  ----------------

Weighted-average common shares outstanding         84,355,220        84,355,220
(Basic)

Weighted-average common stock equivalents:
  Stock Options
  Warrants                                                  -                 -
                                              ----------------  ----------------

Weighted-avereage common shares outstanding
(Diluted)                                          84,355,220        84,355,220
                                              ================  ================

                      GENESIS CAPITAL CORPORATION OF NEVADA
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     DECEMBER 31, 2005 AND 2004 (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         RECENT ACCOUNTING PRONOUNCEMENTS

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51", ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the other equity investors in the equity do not have the characteristics  of a  controlling  financial  interest  or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure and consolidation requirements of FIN 46 for variable interest entities created or acquired subsequent to January 31, 2003 became effective for financial statements issued by the Company beginning in the second quarter of fiscal 2003. For variable interest entities created or acquired prior to February 1, 2003, the consolidation requirements of FIN 46 became effective for the Company in the first quarter of fiscal 2004. In December 2003, FASB issued a revised interpretation of FIN 46 ("FIN 46-R"), which supersedes FIN 46 and clarifies and expands current accounting guidance for variable interest entities. The Company adopted the new requirements of FIN 46-R as of March 31, 2004. The adoption of FIN 46 and FIN 46-R did not have a material effect on the Company's condensed consolidated results of operations, financial position or cash flows.

         In May 2003,  the FASB  issued SFAS No.  150,  "Accounting  for certain
         Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150").

         SFAS No.150 requires that certain financial instruments issued in the form of shares that are mandatorily redeemable as well as certain other financial instruments be classified as liabilities in the financial statements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No.150 did not have a material effect on the Company's reported financial results.

                      GENESIS CAPITAL CORPORATION OF NEVADA
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     DECEMBER 31, 2005 AND 2004 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         RECLASSIFICATIONS

         Certain amounts for the three months ended December 31, 2004 have been reclassified to conform with the presentation of the December 31, 2005 amounts. The reclassifications have no effect on the net income for the three months ended December 31, 2005 and 2004.

NOTE 3 - ACCOUNTS RECEIVABLE
         -------------------

         The Company entered into an agreement with Wahoo Funding LLC, a Florida limited liability company that is owned by common owners on July 1, 2004.

         During the term of this Agreement, Genesis shall render to Wahoo Funding, LLC through such of Genesis' officers, employees, agents, representatives and affiliates as Genesis, in its sole discretion, shall designate from time to time, advisory, consulting and other services (the "Oversight Services") in relation to the operations of the Company, strategic planning, domestic and international marketing and financial oversight and including, without limitation, advisory and consulting services in relation to the selection, retention and supervision of independent auditors, the selection, retention and supervision of outside legal counsel, the selection, retention and supervision of investment bankers or other financial advisors or consultants and the structuring and implementation of equity participation plans, employee benefit plans and other incentive arrangements for certain key executives of the Company.

         The Company earned $0 for the three months ended December 31, 2005 and collected $287,500 through the date of this report. The agreement shall be in effect until August 31, 2006 unless mutually terminated. The Company's management has determined that there should be no allowance for doubtful collections.

         Interest expense on loans receivable to related parties is $2,735 for the three months ended December 31, 2005.

NOTE 4 - LOANS PAYABLE - OFFICERS
         ------------------------

         This represents amounts advanced to the company by the officers of the Company. These amounts have no specific payment terms and are due on demand. No interest has been recorded on these amounts, due to the relative short-term repayments on them.

                      GENESIS CAPITAL CORPORATION OF NEVADA
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     DECEMBER 31, 2005 AND 2004 (UNAUDITED)


NOTE 5 - DEBENTURES PAYABLE
         ------------------

         The Company has outstanding convertible debentures at December 31, 2005 and 2004 in the amount of $453,720. The debentures are convertible at the investors' discretion pursuant to the convertible debenture agreement. These debentures were to mature along with the related interest on November 1, 2003, and are in default (See Note 6).

         Interest expense and accrued on these debentures were $9,074 and $9,074 for the three months ended December 31, 2005 and 2004, respectively.

         The interest rate is approximately 8% per annum.

NOTE 6 - TEMPORARY EQUITY
         ----------------

         The Company has recorded on its balance sheet as a temporary equity account for those securities issued that may not be in compliance with the registration provisions of Section 5 of the Securities Act of 1933, as amended and for shares issued in conversion with the debentures payable that the Company relied upon Rule 504 of Regulation D and
         Section 3 (a)(a) which may not be available to the Company.

         Temporary equity at December 31, 2005 and 2004 was $266,377. Substantially all the shares issued in connection with the conversion of debentures have been reclassified as temporary equity. The Company has not recorded any additional liabilities associated with the possible violations.

NOTE 7 - STOCKHOLDERS' (DEFICIT)
         -----------------------

         COMMON AND PREFERRED STOCK

         In October 2001, the Company completed the recapitalization whereby, the Company had authorized two classes of stock; preferred stock with a par value of $.001 and 10,000,000 shares authorized, and common stock with a par value of $.001, and 500,000,000 shares authorized.

         As of December 31, 2005, the Company had issued 5,000,000 of its preferred stock.

         The Company had also issued as of December 31, 2005 and 2004, 467,949,688 of its common shares, of which 383,594,468 shares have been reclassified to temporary equity (See Note 6).

         There have been no issuances of preferred or common stock for the three months ended December 31, 2005.

                      GENESIS CAPITAL CORPORATION OF NEVADA
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     DECEMBER 31, 2005 AND 2004 (UNAUDITED)

NOTE 7 - STOCKHOLDERS' (DEFICIT) (CONTINUED)
         -----------------------------------

         OPTIONS AND WARRANTS

         The Company had no options or warrants outstanding at December 31, 2005.

NOTE 8 - GOING CONCERN
         -------------

         The Company has incurred a deficit at December 31, 2005 of $663,548.

         There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

         Management states that they are confident that they can initiate new operations and raise the appropriate funds to continue in its pursuit of a reverse merger or similar transaction.

         The Company may have violated certain provisions of Section 5 of the Securities Act of 1933 (See Notes 6 and 10). The Company reclassified $266,377 into temporary equity from permanent equity. The Company plans to resolve this issue.

         The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 9 - INCOME TAXES
         ------------

         The net deferred tax assets in the accompanying condensed consolidated balance sheet includes the following components at December 31, 2005:

                                                                  2005
                                                             ---------------

Deferred tax assets                                           $     199,064
Deferred tax valuation allowance                                   (199,064)
                                                             ---------------

Net deferred tax assets                                       $           -
                                                             ===============


         Due to the uncertainty of utilizing the approximate $663,548 in net operating losses at December 31, 2005, and recognizing the deferred tax assets, an offsetting valuation allowance has been established.

                      GENESIS CAPITAL CORPORATION OF NEVADA
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     DECEMBER 31, 2005 AND 2004 (UNAUDITED)

NOTE 10 - CONTINGENCY/UNCERTAINTY
          -----------------------

         The Company during the year ended September 30, 2002 became aware that some or all of the stock issuances relating to the debenture conversions may have not been in compliance without compliance with the registration provisions of Section 5 of the Securities Act of 1933 as amended. The full impact of this is unknown at this time. As a result, the Company has reclassified $266,377 to temporary equity as of December 31, 2005 and 2004. This account acts as a reserve for capital that the Company may be required to pay.

         Additionally, the Company has not renewed the corporate charters for Senior Lifestyle Communities, Inc. and Senior Adult Lifestyles, Inc. The Company has transferred all assets and liabilities associated with these companies into the parent Genesis Capital Corporation of Nevada.

NOTE 11 - PRIOR PERIOD ADJUSTMENT AND RESTATEMENT
          ---------------------------------------

         There were no adjustments effecting the three months ended December 31, 2005 and 2004. The Company restated its September 30, 2002 financial statements to correct the amortization expense of loan fees and to reclassify the activity associated with the debenture conversions to temporary equity. The effect of this change was to increase the net
         (loss) and (deficit) in 2002 by $127,528.

         Accordingly, the deficit is restated as it was carried through to reflect the restated beginning balance at October 1, 2002.

NOTE 12 - RELATED PARTY RECEIVABLES
          -------------------------

         The Company has advanced certain related companies funds that are due on demand with 8% interest accruing beginning on October 1, 2005.


NOTE 13 - SUBSEQUENT EVENTS
          -----------------

         On January 19, 2006 the Company filed a second amendment to a Form 10-SB. The Company anticipates curing its uncertainty as it relates to possible Section 5 Violations of the Securities Act of 1933 as amended.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

                                     History

         The Company was formed as a Colorado corporation on September 19, 1983, under the name Bugs, Inc., for the purpose of using microbial and other agents, including metallurgy, to enhance oil and natural gas production and to facilitate the recovery of certain metals. Its initial capitalization was 100 million shares of $.001 par value common stock. In July 1989, the Company approved Articles of Amendment changing its name to Genesis Services, Inc. In September 1990, the Company approved additional Articles of Amendment changing its name to Genesis Capital Corporation (sometimes referred to as the "Colorado Corporation"). In July 1993, the Company decreased its authorized capital from 100 million shares of $.001 par value common stock to 10 million shares of $.01 par value common stock. At that same time, the Company created a class of 10 million shares of no par value preferred stock.

         Since 1994 the activities of the Company have been limited, because it sold its wholly owned subsidiary, U.S. Staffing, Inc., during the 1994-95 fiscal year. In January of 1996--after its sale--U.S. Staffing, Inc. filed for bankruptcy and restrained the Colorado Corporation from collecting its note receivable and claimed to own stock in the Colorado Corporation through its U.S. Benefit Trust. The Company itself has never declared bankruptcy. In December 1997, the Colorado Corporation's shareholders voted unanimously to settle this claim by issuing 4,500,000 shares of its common stock, restricted under Rule 144 of the Securities Act of 1933, to be held in trust for U.S. Benefit Trust (these shares were eventually reduced to 113 shares due to a 1:20 reverse stock split in 1997 and a 1:2000 reverse stock split in 1999 and were disposed of by U.S. Benefit Trust sometime after 1999). Also at this time, the Company merged with Lincoln Health Fund, Inc. (which owned land in Tarrant County, Texas which it planned to use in building a retirement center), increased its authorized capital to 50,000,000 shares of common stock, and authorized a post-merger reverse split of its common stock on a 1:20 basis. Since 1999, the Company has had minimal activity. The Company is a shell corporation seeking a business to acquire.

         On December 22, 1998, Genesis Capital Corporation of Nevada (sometimes referred to as the "Nevada Corporation") was incorporated in Nevada for the purpose of merging with the Colorado Corporation so as to effect a redomicile to Nevada and a reverse split of the Company's common stock. The Nevada Corporation was authorized to issue 50,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.001 par value preferred stock. As part of the Company's plan to seek an acquisition candidate, on January 11, 1999, the Company paid a total of 600,000 shares of preferred stock to 5 persons, Ronald Welborn, Henry Simon, David Newren, Richard Surber, and A-Z Professional Consultants, Inc., for consulting services related to the redomicile and reverse split of the Company's stock. All 600,000 shares were returned to the Company and cancelled in October 2001.

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

         Later in March 1999, the Company began discussions about acquiring Motor Sports on Dirt, Inc. ("Motor Sports"), which claimed to own NASCAR racetracks in the South. The parties reached a preliminary agreement on the terms of acquisition, in anticipation of which, on March 25, the Company authorized an offering for 10,000,000 shares of common stock under Rule 504 of Regulation D. The shares were offered at Ten Cents ($.10) per share to raise up to but not more than $1,000,000, and a Form D to that effect was filed with the SEC on March 26, 1999. Proceeds were to be used to pay expenses related to the acquisition of Motor Sports and to pay off the Company's debts. By April 6, 1999, the Company had sold 4,100,000 shares to five investors. 215,000 shares were sold for a $100,000 check delivered before April 6, 1999 (this check was to buy 1,000,000 shares; it was later dishonored, but not before the purchaser absconded with 215,000 shares -- the Company canceled the remaining 785,000 shares and considered legal action which it did not pursue as it could not afford to do so). 3,885,000 shares were paid toward debts owed to consultants, Arce International, Inc., Hudson Consulting Group, Inc., Chartwell Investments, Inc., and Global Universal, Inc., incurred for services rendered before April 6, 1999 by introducing Motor Sports to the Company and handling various accounting, corporate cleanup, and compliance issues.

         On April 6, 1999, the Company signed an Acquisition Agreement with Motor Sports which would have effected the Company's acquisition of Motor Sports. According to the Acquisition Agreement, a total of 11,790,000 shares of the Company's common stock were to be issued to Motor Sports shareholders. However, Motor Sports and/or its financial backers did not perform certain conditions of the Acquisition Agreement, which led to extensive negotiations between the parties. These negotiations yielded an Addendum #1 to the Acquisition Agreement dated May 10, 1999 a Debt Settlement Agreement dated June 11, 1999 (relating to matters raised in the Acquisition Agreement), and a Settlement Agreement dated July 19, 1999 (which the parties intended to resolve all outstanding issues). As a result of these negotiations and agreements, the contemplated merger with Motor Sports was finally canceled on or about September 28, 1999. As a result of the canceled merger, all 11,790,000 shares of common stock, as well as all but 502,360 shares of the stock issued under Rule 504, were canceled on September 28, 1999.

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

         On August 30, 2001, the Company entered into a Stock Acquisition Agreement ("Acquisition Agreement") with Christopher Astrom; Hudson Consulting Group, Inc.; and Global Universal, Inc, of Delaware pursuant to which Mr. Astrom was granted the right to purchase 54,110,309 shares of common stock and 1,477,345 shares of preferred stock. Under the Acquisition Agreement, Mr. Astrom was to pay $ 315,000.00 to the Company for the common and preferred stock and tender to the Company all of the issued and outstanding common stock of Senior Lifestyle Communities, Inc. ("Communities"). The Acquisition Agreement closed October 30, 2001. At the time of Closing the purchased shares represented 95% of the issued and outstanding common and preferred stock of the Company.

         On October 30, 2001, the Company entered into a Share Exchange Agreement and Plan of Reorganization ("Exchange Agreement") with Mr. Astrom and Communities, the purpose of which was to accommodate the financing by Mr. Astrom of his obligations under the Acquisition Agreement. To provide the financing on behalf of Mr. Astrom, Communities issued its 8% Series SPA Senior Subordinated Convertible Debentures in the initial amount of $ 360,000 to a non-affiliated private source of financing. At the close of the Acquisition Agreement and the Exchange Agreement, Communities became a wholly-owned subsidiary of the Company. Communities owns all of the issued and outstanding common stock of Senior Adult Lifestyle, Inc. ("Senior").

         Pursuant to an Agreement executed on December 26, 2001, made effective as of October 31, 2001 and a Statutory Warranty Deed dated October 30, 2001, the Registrant, through Senior, acquired from National Residential Properties, Inc.("National") all of the right, title and interest of National in (i) a certain parcel of real property in Hebron, Connecticut; and (ii) four contracts to purchase certain parcels of real property in Watertown, New Milford, Granby and East Windsor, Connecticut. The Hebron property was subject to two mortgages having an aggregate principal balance of $ 315,000.00, which mortgages Senior assumed and agreed to pay as part of the consideration for the conveyance. National and the Company have the same officers and directors and, accordingly, they may be deemed "affiliates".

         In May 2001, prior to the conveyance of the Connecticut Properties, National, through its then wholly-owned subsidiary, Connecticut Acquisitions Corp. No.1 ("Acquisition Corp.") entered into a joint venture with Nathan Kahn and various companies controlled by Mr. Kahn ("Kahn Entities") to develop the portion of the Connecticut Properties ("Land Development Agreement') located in Hebron, Connecticut ("Hebron Parcel"). The Land Development Agreement called for Acquisition Corp. to fund the initial costs of acquisition and development and, after the deduction of expenses from gross revenues, profits would be divided 50% to Acquisition Corp. and 50% to the Kahn Entities. On May 8, 2001, following the acquisition of the Hebron Parcel, Acquisition Corp. was merged into National. As a consequence of the conveyance of the Hebron Parcel by National to Senior as part of the Connecticut Properties, Senior assumed the obligations of National under the Land Development Agreement.

         As additional consideration for the conveyance to Senior of the Connecticut Properties, the Company agreed to issue to National Residential Properties, Inc., a related company with common ownership, 20,000,000 shares of the Company's common stock ("Shares") based on a value of $0.10 per share (determined on the basis of the average bid price of the Company's common stock during the week immediately prior to the effective date of October 31, 2001) towards an agreed consideration of $2,000,000 for a land deposit. In addition, the Company agreed that on the earlier of (a) the expiration of three (3) years from the date of the conveyance if the value on that date was below $2,000,000, or (b) at the time that National Residential Properties, Inc. has sold all of the Shares, if the gross sales proceeds realized by National Residential Properties, Inc. from the sale of the Shares is less than $2,000,000, the Company was required to issue to National Residential Properties, Inc. such additional shares of common stock in an amount based on the closing bid price as quoted on the OTC Bulletin Board on the day before the date of such additional share issuance as to make up the difference between said value or gross sales proceeds and $2,000,000. The Company issued the 20,000,000 shares on February 1, 2002 and an additional 5,230,000 on February 12, 2002. The value of the common stock February 1, 2002 was $180,000 ($.009). The agreement for additional consideration subsequently defaulted and was rescinded.

         In March, 2002, the Company sold its interest in the Connecticut Properties to Nathan Kahn and CT Adult Condominiums, LLC for $630,216.

         In June 2002 the Company issued 3,522,655 shares of Series A Convertible Preferred Stock to Christopher Astrom and designated the entire 5,000,000 shares of Preferred Stock then owned by Mr. Astrom as Series A Convertible Preferred Stock.

         On July 1, 2004, the Company entered into a two (2) year agreement with Wahoo Funding LLC, an affiliated Florida limited liability company, whereby the Company shall render to Wahoo certain financial and business consulting services in exchange for a total of $750,000.

         Except for the foregoing contract with Wahoo, the Company has not engaged in any operations and has been virtually dormant for several years.

         Additionally, the Company has not renewed the corporate charters for Senior Lifestyle Communities, Inc. and Senior Adult Lifestyles, Inc. The Company has transferred all assets and liabilities associated with these companies into the parent Genesis Capital Corporation of Nevada.

         On January 19, 2006, the Company filed an amendment to the registration statement filed on Form 10-SB. Upon effectiveness of this registration statement, the Company will resume the filing of reporting documentation in an effort to maximize shareholder value. The best use and primary attraction of the Company as a merger partner or acquisition vehicle will be its status as a reporting public company. Any business combination or transaction may potentially result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

                              General Business Plan

At this time, the Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtuallyany kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

The Company intends to advertise and promote the Company privately. The Company has not yet prepared any notices or advertisement. The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

The Company has, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company. Management intends to concentrate on identifying preliminary prospective business opportunities, which may be brought to its attention through present associations of the Company's officers and directors. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Officers and directors of the

Company do expect to meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

The Officers of the Company have limited experience in managing companies similar to the Company and shall rely upon their own efforts, in accomplishing the business purposes of the Company. The Company may from time to time utilize outside consultants or advisors to effectuate its business purposes described herein. No policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition.

It is anticipated that the Company will incur nominal expenses in the implementation of its business plan described herein. The Company has limited capital with which to pay these anticipated expenses.

                          Acquisition of Opportunities

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition.

As part of the Company's investigation, officers and directors of the Company may personally meet with management and key personnel, may visit and inspect material facilities, obtain analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

The Company does not intend to provide the Company's security holders with any complete disclosure documents, including audited financial statements, concerning an acquisition or merger candidate and its business prior to the consummation of any acquisition or merger transaction.

COMPETITION

The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors

EMPLOYEES

The Company currently has no employees. The business of the Company will be managed by its officer and directors, who may become employees of the Company. The Company does not anticipate a need to engage any full-time employees at this time. The need for employees and their availability will be addressed in connection with the proposed development of the Company's real property.

REPORTING

From 1999 through February 2002, the Company was an SEC reporting company obligated to file reports under Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended. In February 2002, the Company filed with the SEC a Form 15 terminating the above reporting obligations.

POTENTIAL VIOLATIONS OF THE SECURITIES' LAWS

In a comment letter from the Securities and Exchange Commission dated May 31, 2002, the SEC commented on the Company's Form 10-KSB for the year ended September 30, 2001 and Form 10-QSB for the quarter ended December 31, 2001.

The Company during the year ended September 30, 2002 became aware that some or all of the stock issuances relating to the debenture conversions may have not been in compliance with the registration provisions of section 5 of the Securities Act of 1933 as amended. The full impact of this is unknown at this time. As a result, the Company has reclassified $266,377 to temporary equity as of September 30, 2004 and 2003. This account acts as a reserve for capital that the Company may be required to pay.

The specific circumstances surrounding said potential violations are as follows:

         On or about October 30, 2001, Senior Lifestyle Communities, Inc. ("Communities") issued 8% Senior Subordinated Convertible Redeemable Debentures ("Debentures") in the aggregate principal amount of $ 1,000,000 to Sea Lion Investors LLC; Equity Planners LLC; and Myrtle Holdings LLC. The Debentures were issued pursuant to Regulation D Rule 504(b) (iii). The Debentures permit the holders thereof to convert all or any amount over $5,000.00 of the principal face amount of the Debentures into shares of common stock at a conversion price of 70% of the per share price valued in accordance with the book value of the common stock or 70% of the lowest closing bid price as quoted on the OTC Bulletin, if the shares of Communities, or its successors or assigns, are quoted in the OTC Bulletin Board. Subsequent to the issuance of the Debentures, Communities became the wholly-owned subsidiary of the Company. The Company has assumed all of the obligations of Communities under the Debentures.

         On December 13, 2001, the Company entered into an Escrow Agreement with Sroya Holdings LLC, as escrow agent ("Sroya"), and Sea Lion Investors LLC; Equity Planners LLC; and Myrtle Holdings LLC, the purpose of which was to amend and supplement the October 30, 2001 agreement among Communities and the Debenture holders. Pursuant to the Escrow Agreement, the Company deposited 100,000,000 shares of its common stock ("Escrow Shares") with Sroya to ensure the timely delivery of the Company's common stock upon the exercise of the conversion privileges by the Debenture holders under the Debentures issued on October 31, 2001. Under the Escrow Agreement, Sroya, as escrow agent, does not have an interest in either the Debentures or the Escrow Shares and neither is Stroya considered a shareholder of the Company by virtue of holding the Escrow Shares. The Escrow Shares were deposited with Sroya pursuant to Regulation D Rule 540 (b) (iii) and Section 3 (a)(9) of the Securities Act of 1933 as a result of the assumption by the Company of all of the obligations under of Communities under the Debentures, including the obligation to repay the principal and interest and the conversion privileges. The issuance of the Escrow Shares to the Debenture holders upon the exercise of the conversion privileges under the Debentures and any subsequent sale of the Escrow Shares could have a material adverse affect on the Company's common stock and cause its market price to decline substantially.

         Section 5 of the Securities Act prohibits the public sale of securities absent an effective registration statement being filed with the SEC, unless an exemption from registration applies. The above transactions were performed in a manner thought to be exempt from the registration requirements of Section 5 of the Securities Act. However, the requirements of the exemptions relied on do not appear to have been satisfied. The Company is thereby exposed to possible litigation under Section 12(a)(1) of the Securities Act. Section 13 of the Securities Act provides that no action shall be maintained for offering or selling securities in violation of Section 5 unless that action is brought within one year of the date of the violation. If actions by the holders of Company Common Stock received upon conversion of the Debentures are barred by this statute of limitations, the Company expects to reclassify certain amounts from temporary equity to permanent stockholder equity.

         While more than one year has passed from the initial placement of the Debentures and the partial conversion of said Debentures, there have been no actions filed against the Company based upon a violation of Section 5. Because the statute of limitations has run, it is unlikely that a large portion of these holders of Company Common Stock will file an action against the Company. However, some of the Debentures remain unconverted and, as such, any potential action maintained against the Company could have a substantial impact on the Company and capital resources. The ramifications of this may entail a possible rescission offer to the stockholders affected within the past year. Other possible ramifications include an enforcement action by the SEC.

         The following presentation of management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements, the accompanying notes thereto and other financial information appearing elsewhere in this report. This section and other parts of this report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements.

                                    OVERVIEW

         Since its incorporation in 1983, the Company has changed the nature of its business operations several times. Currently, the Company's renders financial and consulting services to Wahoo Funding LLC, an affiliated Florida limited liability company. On July 1, 2004, the Company entered into a two (2) year agreement with Wahoo Funding LLC, an affiliated Florida limited liability company, whereby the Company shall render to Wahoo certain financial and business consulting services in exchange for a total of $750,000.

Except for the foregoing contract with Wahoo, the Company has not engaged in any operations and has been virtually dormant for several years.

Plan of Operations

The Company intends to offer consulting services pursuant to its agreement with Wahoo Funding LLC.

Also, the Company intends to search for suitable merger or acquisition candidates in order to expand its operations.

The Company does not expect to hire any employees during the next 12 months.

                              RESULTS OF OPERATIONS

                THREE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO
                      THREE MONTHS ENDED DECEMBER 31, 2004

REVENUES

Revenues were $0.00 for the three months ended December 31, 2005, as compared to $0.00 for the three months ended December 31, 2004.

COST OF REVENUES

Cost of revenues was $0.00 for the three months ended December 31, 2005, as compared to $0.00 for the three months ended December 31.

OPERATING EXPENSES

Operating expenses for the three months ended December 31, 2005 were $48,659 compared to $9636 for the three months ended December 31, 2004.

LOSS FROM OPERATIONS

Loss from operations for the three months ended December 31, 2005 was $48,659 compared to $9636 for the three months ended December 31, 2004.

INTEREST EXPENSE

Interest expense was $11,809 and $9074 for the three months ended December 31, 2005 and 2004, respectively.

NET LOSS APPLICABLE TO COMMON STOCK

Net loss per share applicable to Common Stock was $0.00058 for the three months ended December 31, 2005, compared to $0.00011 for the three months ended December 31, 2004.

                         LIQUIDITY AND CAPITAL RESOURCES

         The Company currently plans to satisfy its cash requirements for the next 12 months by borrowing from affiliated company's with common ownership or control and believes it can satisfy its cash requirements so long as it is able to obtain financing from these affiliated companies. The Company currently expects that money borrowed will be used during the next 12 months to satisfy the Company's operating costs, professional fees and for general corporate purposes. The Company has also been exploring alternative financing sources. The Company currently has no plans to conduct any research and development, to purchase or sell any significant equipment or to make any significant changes in its number of employees.

         The Company will use its limited personnel and financial resources in connection with seeking new business opportunities, including seeking an acquisition or merger with an operating company. It may be expected that entering into a new business opportunity or business combination will involve the issuance of a substantial number of restricted shares of common stock. If such additional restricted shares of common stock are issued, the shareholders will experience a dilution in their ownership interest in the Company. If a substantial number of restricted shares are issued in connection with a business combination, a change in control may be expected to occur.

         As of December 31 2005, the Company had current assets consisting of $549,528.

         In connection with the plan to seek new business opportunities and/or effecting a business combination, the Company may determine to seek to raise funds from the sale of restricted stock or debt securities. The Company has no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at acceptable terms, if at all.

         There are no limitations in the certificate of incorporation on the Company's ability to borrow funds or raise funds through the issuance of restricted common stock to effect a business combination. The Company's limited resources and lack of recent operating history may make it difficult to borrow funds or raise capital. Such inability to borrow funds or raise funds through the issuance of restricted common stock required to effect or facilitate a business combination may have a material adverse effect on the Company's financial condition and future prospects, including the ability to complete a business combination. To the extent that debt financing ultimately proves to be available, any borrowing will subject the Company to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest, including debt of an acquired business.

                               PLAN OF OPERATIONS

         The Company does not have any ongoing business operations or revenue sources. The Board of Directors of the Company has determined that, subject to stockholder approval, the best course of action for the Company is to complete a business combination with an existing business. Accordingly, the Company's remaining operations will be limited to business combination with an existing business.

                               RECENT DEVELOPMENTS

         On January 19, 2006, the Company filed an amendment to the registration statement filed on Form 10-SB. Upon effectiveness of this registration statement, the Company will resume the filing of reporting documentation in an effort to maximize shareholder value. The best use and primary attraction of the Company as a merger partner or acquisition vehicle will be its status as a reporting public company. Any business combination or transaction may potentially result in a significant issuance of shares and substantial dilution to present stockholders of the Company.


RECENT ACCOUNTING PRONOUNCEMENTS

         The Company continues to assess the effects of recently issued accounting standards. The impact of all recently adopted and issued accounting standards has been disclosed in the Notes to the audited Consolidated Financial Statements.

CRITICAL ACCOUNTING ESTIMATES

The Company is a shell company and, as such, the Company does not employ critical accounting estimates. Should the Company resume operations it will employ critical accounting estimates and will make any and all disclosures that are necessary and appropriate.

OFF-BALANCE SHEET TRANSACTIONS

The Company has no off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities.

RISK FACTORS

IN ADDITION TO OTHER INFORMATION IN THIS REPORT, YOU SHOULD CONSIDER THE FOLLOWING RISK FACTORS CAREFULLY. THESE RISKS MAY IMPAIR THE COMPANY'S OPERATING RESULTS AND BUSINESS PROSPECTS AS WELL AS THE MARKET PRICE OF THE COMPANY'S COMMON STOCK.

                    RISKS RELATED TO THE COMPANY'S FINANCIAL
                          CONDITION AND BUSINESS MODEL

THE COMPANY'S LIQUIDITY IS LIMITED AND IT MAY NOT BE ABLE TO OBTAIN SUFFICIENT FUNDS TO FUND ITS BUSINESS

The Company's cash is currently very limited and may not be sufficient to fund future operations. These factors may make the timing, amount, terms and conditions of additional financing unattractive for the Company. If the Company is unable to raise additional capital, any future operations could be impeded. If the Company obtains additional funding, the issuance of additional capital stock may be dilutive to the Company's stockholders. The Company will likely have substantial difficulty raising additional capital unless and until it comes into compliance with Nevada state law and Section 5 of the Securities Act.

THE COMPANY HAS RECEIVED A GOING CONCERN OPINION FROM ITS AUDITORS

The Company's consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company's independent auditors have issued a report that includes an explanatory paragraph stating the Company's lack of revenue generating activities and substantial operating deficits, among other things, raise substantial doubt about the Company's ability to continue as a going concern.

THE COMPANY CURRENTLY HAS NO OPERATIONS

The Company has had no or limited operations since March 2002.

IT MAY BE DIFFICULT TO CONSUMMATE A MERGER OR ACQUISITION WITH A PRIVATE ENTITY

The Company expects its purpose will include locating and consummating a merger or acquisition with a private entity. The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. The Company has, and will continue to have, little or no capital with which to provide the owners of business opportunities any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. Such an acquisition candidate will, however, incur significant legal and accounting costs in connection with an acquisition of the Company, including the costs of preparing current and periodic reports, various agreements and other documents.

                      RISKS RELATED TO LEGAL UNCERTAINTIES

THE COMPANY MAY FACE LITIGATION FOR ISSUING SECURITIES IN VIOLATION OF SECTION 5 OF THE SECURITIES ACT

         In a comment letter from the Securities and Exchange Commission dated May 31, 2002, the SEC commented on the Company's Form 10-KSB for the year ended September 30, 2001 and Form 10-QSB for the quarter ended December 31, 2001.

         The Company during the year ended September 30, 2002 became aware that some or all of the stock issuances relating to the debenture conversions may have not been in compliance with the registration provisions of section 5 of the Securities Act of 1933 as amended. The full impact of this is unknown at this time. As a result, the Company has reclassified $266,377 to temporary equity as of December 31, 2005. This account acts as a reserve for capital that the Company may be required to pay.

         Section 5 of the Securities Act prohibits the public sale of securities absent an effective registration statement being filed with the SEC, unless an exemption from registration applies. The above transactions were performed in a manner thought to be exempt from the registration requirements of Section 5 of the Securities Act. However, the requirements of the exemptions relied on do not appear to have been satisfied. The Company is thereby exposed to possible litigation under Section 12(a)(1) of the Securities Act. Section 13 of the Securities Act provides that no action shall be maintained for offering or selling securities in violation of Section 5 unless that action is brought within one year of the date of the violation. If actions by the holders of Company Common Stock received upon conversion of the Debentures are barred by this statute of limitations, the Company expects to reclassify certain amounts from temporary equity to permanent stockholder equity.

         While one year has passed from the initial placement of the Debentures and the partial conversion of said Debentures, there have been no actions filed against the Company based upon a violation of Section 5. Because the statute of limitations has run, it is unlikely that a large portion of these holders of Company Common Stock will file an action against the Company. However, some of the Debentures remain unconverted and, as such, any potential action maintained against the Company could have a substantial impact on the Company and capital resources. The ramifications of this may entail a possible rescission offer to the stockholders affected within the past year. Other possible ramifications include an enforcement action by the SEC.


THE COMPANY MAY NOT BE ABLE TO RAISE ADDITIONAL CAPITAL

         There can be no assurance that the Company will be able to raise additional capital on a debt or equity basis, or to obtain mortgage financing.

                                   OTHER RISKS

THE COMPANY'S STOCK PRICE HAS DECLINED SIGNIFICANTLY AND MAY NOT RECOVER

         The trading price of the Company's common stock has declined significantly since approximately October 2001. The market for the Company's common stock is essentially non-existent and there can be no assurance of a change in the immediate future.

THE COMPANY MAY BE SUBJECT TO PENNY STOCK REGULATIONS AND REQUIREMENTS FOR LOW PRICED STOCK

         The SEC adopted regulations which generally define a "penny stock" to be any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Based upon the price of the Company's common stock as currently traded on the OTC Bulletin Board, the Company's common stock is subject to Rule 15g-9 under the Exchange Act which imposes additional sales practice requirements on broker-dealers which sell securities to persons other than established customers and "accredited investors." For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received a purchaser's written consent to the transaction prior to sale. Consequently, this rule may have a negative effect on the ability of stockholders to sell common shares of the Company in the secondary market.

ADDITIONAL DEBT, CONVERTIBLE DEBT, OR EQUITY FINANCING MAY EFFECT ABILITY OF INVESTORS TO SELL COMMON STOCK

         The Company's common stock currently trades on the OTC Bulletin Board. Stocks trading on the OTC Bulletin Board generally attract a smaller number of market makers and a less active public market and may be subject to significant volatility. If the Company raises additional capital from the sale of the Company's common stock, the market price could drop and the ability of investors to sell the Company's common stock could be diminished.

Item 3. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer, Christopher Astrom, has reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-QSB. Based on that evaluation, Christopher Astrom determined that he and Richard Astrom, the Company's only two directors and officers, are the only individuals involved in the Company's disclosure process. The Company has no specific procedures in place for processing and assembling information to be disclosed in the Company's periodic reports. The Company's system is designed so that information is retained by the Company and relayed to counsel as it becomes available. The Company currently functions only as a shell corporation as it has no revenues, significant assets or independent operations and plans to establish more reliable disclosure controls and procedures before merging or entering into any other business combination with another company.

         The Company's Chief Executive Officer and Chief Financial Officer believes that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it filed or submits under the Exchange Act is recorded, processed, summarized and reported, within the required time periods. Further, the company believes that, given its size, an extensive disclosure controls and procedures system is not necessary.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

         The Company is not a party to any pending legal proceedings nor is any of the Company's property the subject of any pending legal proceedings.


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

         None

Item 3. Defaults Upon Senior Securities

         See the discussion in "RISK FACTORS - RISKS RELATED TO LEGAL UNCERTAINTIES"


Item 4. Submission of Matters to a Vote of Securities Holders

         None

Item 5. Other Information

         None

Item 6. Exhibits And Reports On Form 8-K

(a) Exhibits:

EXHIBIT
NUMBER            DESCRIPTION
-------  -----------------------------------------------------------------------

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Secion 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Secion 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

         None


SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed by the undersigned, thereunto duly authorized.


GENESIS CAPITAL CORPORATION OF NEVADA.

Date: February 14, 2006

By: /s/ RICHARD ASTROM
-----------------------------
Richard Astrom
Chief Executive Officer