Form 10QSB
period 2005-03-31
GENESIS CAPITAL CORP OF NEVADA
filed 2006-05-11
CIK 1083383

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended March 31, 2006

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For The Transition Period from __________ To _________

                  Commission file number    027831

                      Genesis Capital Corporation of Nevada
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Nevada                                              911947658
----------------------------                              ----------------------
(State or Other Jurisdiction                                (I.R.S. Employer
       of Incorporation                                   Identification Number)

              One NE First Avenue, Suite 205, Ocala, Florida 34470
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (352) 867-5183
                            -------------------------
                            Issuer's telephone number

              ----------------------------------------------------
              (Former Name, former address and former fiscal year,
                          if changed since last report)

Check whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court

Yes [ ]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         As of May 10, 2006, there were 467,949,688 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format Yes |_| No |X|

                      Genesis Capital Corporation of Nevada

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                                TABLE OF CONTENTS

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements. ..............................................

Item 2. Management's Discussion and Analysis or Plan of
Operation...................................................................

Item 3. Controls and Procedures.............................................

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings...................................................

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.........

Item 3. Defaults upon Senior Securities.....................................

Item 4. Submission of Matters to a Vote of Securities Holders...............

Item 5. Other Information...................................................

Item 6. Exhibits and Reports on Form 8K.....................................

THIS REPORT CONTAINS FORWARDLOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY AND ITS INDUSTRY. FORWARDLOOKING STATEMENTS ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE, ACHIEVEMENTS AND PROSPECTS TO BE MATERIALLY DIFFERENT FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARDLOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARDLOOKING STATEMENTS FOR ANY REASON EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                      GENESIS CAPITAL CORPORATION OF NEVADA

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS










 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

 Balance Sheet as of March 31, 2006 (Unaudited)                               5

 Statements of Operations for the Six and Three Months
 ended March 31, 2006 and 2005 (Unaudited)                                    6

 Statement  of Changes  in  Stockholders'  (Deficit)  for the Six Months
 ended March 31, 2006 and 2005 (Unaudited)                                    7

 Statement of Changes in Temporary Equity for the Six months ended March
 31, 2006 and 2005 (Unaudited)                                                8

 Statements of Cash Flows for the Six months ended
 March 31, 2006 and 2005 (Unaudited)                                          9

 Notes to Condensed Consolidated Financial Statements (Unaudited)            10

                      GENESIS CAPITAL CORPORATION OF NEVADA
                      CONDENSED CONSOLIDATED BALANCE SHEET
                           MARCH 31, 2006 (UNAUDITED)

                                     ASSETS

                                                                    2006
                                                              -----------------

CURRENT ASSETS
  Cash and cash equivalents                                              2,059
  Accounts receivable                                                  412,500

TOTAL ASSETS                                                           414,559
                                                              =================


    LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                149,089
  Debentures payable                                                   453,720
  Loans payable - Officers                                              25,540
                                                              -----------------

      TOTAL CURRENT LIABILITIES                                        628,349
                                                              -----------------

TEMPORARY EQUITY                                                       266,377
                                                              -----------------


STOCKHOLDERS' (DEFICIT)
  Preferred Stock,  $.001 Par Value;  10,000,000 shares
     authorized and 5,000,000 shares issued
     and outstanding,                                                    5,000
  Common Stock, $.001 Par Value; 500,000,000
    shares authorized and 84,355,220 shares issued
    and outstanding.                                                    84,355
  Additional Paid-in Capital                                           244,745
  Deficit                                                             (814,267)
                                                              -----------------

      TOTAL STOCKHOLDERS' (DEFICIT)                                   (480,167)
                                                              -----------------

TOTAL LIABILITIES, TEMPORARY EQUITY AND
   STOCKHOLDERS' (DEFICIT)                                           $ 414,559
                                                              =================

                      GENESIS CAPITAL CORPORATION OF NEVADA
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)


                                                            SIX MONTHS ENDED                         THREE MONTHS ENDED
                                                     MARCH 31,             MARCH 31,            MARCH 31,            MARCH 31,
                                                       2006                  2005                 2006                 2005
                                                 -----------------     -----------------    -----------------    -----------------

CONSULTING REVENUE                                $             -       $             -      $             -      $             -
                                                 -----------------     -----------------    -----------------    -----------------

OPERATING EXPENSES
   Professional Fees and Compensation Expenses                976                 1,520                   41                1,370
   Office and Administrative Expenses                      39,174                 8,172                3,259                7,760
    Bad debt                                              135,654                                    135,654
   Interest Expense                                        23,574                18,148               11,765                9,074
                                                 -----------------     -----------------    -----------------    -----------------

          TOTAL OPERATING EXPENSES                        199,378                27,840              150,719               18,204
                                                 -----------------     -----------------    -----------------    -----------------

(LOSS) BEFORE OTHER (EXPENSES)                           (199,378)              (27,840)            (150,719)             (18,204)

NET (LOSS) BEFORE PROVISION
  FOR INCOME TAXES                                       (199,378)              (27,840)            (150,719)             (18,204)
   Provision for Income Taxes                                   -                     -                    -                    -
                                                 -----------------     -----------------    -----------------    -----------------

NET (LOSS) APPLICABLE TO COMMON SHARES                  $(199,378)            $ (27,840)           $(150,719)           $ (18,204)
                                                 =================     =================    =================    =================

NET (LOSS) PER BASIC AND DILUTED SHARES                 $(0.00076)            $(0.00033)           $(0.00018)           $(0.00022)
                                                 =================     =================    =================    =================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                            84,355,220            84,355,220           84,355,220           84,355,220
                                                 =================     =================    =================    =================

                      GENESIS CAPITAL CORPORATION OF NEVADA
     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)
                FOR THE SIX MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)


                                                    PREFERRED              COMMON               ADDITIONAL
                                                     STOCK                 STOCK                PAID-IN
                                                     SHARES     AMOUNT     SHARES     AMOUNT    CAPITAL      (DEFICIT)    TOTAL
                                                   ----------- -------- ------------ --------- ------------ ----------- -----------
Balance, September 30, 2004                         5,000,000   $5,000   84,355,220   $84,355   $  244,745   $(812,039)  $(481,384)
                                                   ----------- -------- ------------ --------- ------------ ----------- -----------

Net (loss) for the six months ended March 31, 2005          -        -            -         -            -     (27,840)    (27,840)
                                                   ----------- -------- ------------ --------- ------------ ----------- -----------

Balance, March 31, 2005                             5,000,000   $5,000   84,355,220   $84,355   $  244,745   $(839,879)  $(509,224)
                                                   =========== ======== ============ ========= ============ =========== ===========

Balance, September 30, 2005                         5,000,000   $5,000   84,355,220   $84,355   $  244,745   $(614,889)  $(280,789)
                                                   ----------- -------- ------------ --------- ------------ ----------- -----------

Net (loss) for the six months ended March 31, 2006          -        -            -         -            -   $(199,378)  $(199,378)
                                                   ----------- -------- ------------ --------- ------------ ----------- -----------

Balance, March 31, 2006                             5,000,000   $5,000   84,355,220   $84,355   $  244,745   $(814,267)  $(480,167)
                                                   =========== ======== ============ ========= ============ =========== ===========

                      GENESIS CAPITAL CORPORATION OF NEVADA
        CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY EQUITY
                FOR THE SIX MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)




                                                                                  ADDITIONAL
                                                    COMMON STOCK                   PAID-IN
                                                       SHARES         AMOUNT       CAPITAL      (DEFICIT)      TOTAL
                                                   --------------  ------------  ------------  -----------  -----------
Balance, September 30, 2004                          383,594,468    $  383,594    $ (244,745)   $ 127,528    $ 266,377

Activity for the six months ended March 31, 2005               -             -             -            -            -
                                                   --------------  ------------  ------------  -----------  -----------

Balance, March 31, 2005                              383,594,468    $  383,594    $ (244,745)   $ 127,528    $ 266,377
                                                   ==============  ============  ============  ===========  ===========

Balance, September 30, 2005                          383,594,468    $  383,594    $ (244,745)   $ 127,528    $ 266,377

Activity for the six months ended March 31, 2006               -             -             -            -            -
                                                   --------------  ------------  ------------  -----------  -----------

Balance, March 31, 2006                              383,594,468    $  383,594    $ (244,745)   $ 127,528    $ 266,377
                                                   ==============  ============  ============  ===========  ===========

                      GENESIS CAPITAL CORPORATION OF NEVADA
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)


                                                                    2006           2005
                                                                ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                      $ (150,719)    $  (20,111)
                                                                ------------   ------------
   Adjustments to reconcile net (loss) to net cash
   provided by (used in) operating activities:

   Bad debt                                                         135,654

   CHANGES IN ASSETS AND LIABILITIES:
   Net proceeds from loans payable                                    4,000         2,000
   Increase in Accounts Payable and Accrued Expenses                 11,750        18,149
                                                                ------------   ------------
          TOTAL ADJUSTMENTS                                          15,750        20,149
                                                                ------------   ------------
          NET CASH PROVIDED BY(USED IN) OPERATING ACTIVITIES       (134,969)           38
                                                                ------------   ------------


NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                              $      685     $       38

CASH AND CASH EQUIVALENTS
   BEGINNING OF PERIOD                                                1,374            739
                                                                ------------   ------------

CASH AND CASH EQUIVALENTS
   END OF PERIOD                                                 $    2,059     $      777
                                                                ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

CASH PAID DURING THE YEAR FOR:
   Interest Expense                                              $        -     $        -
                                                                ============   ============

                      GENESIS CAPITAL CORPORATION OF NEVADA
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 2006 AND 2005 (UNAUDITED)

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

         Genesis Capital Corporation of Nevada (the "Company") was incorporated in the State of Colorado in 1983. The Company has a total of 500,000,000 authorized common shares at March 31, 2006 and 2005, respectively, (par value $.001) with 467,949,688 shares issued and outstanding at March 31, 2006 and 2005, respectively, and 10,000,000 shares authorized preferred stock (par value of $.001) with 5,000,000 shares issued and outstanding as of March 31, 2006 and 2005.

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

                      GENESIS CAPITAL CORPORATION OF NEVADA
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       MARCH 31, 2006 AND 2005 (UNAUDITED)

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

                      GENESIS CAPITAL CORPORATION OF NEVADA
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       MARCH 31, 2006 AND 2005 (UNAUDITED)


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

         REVENUE AND COST RECOGNITION

         The Company's condensed consolidated financial statements are prepared using the accrual method of accounting. Under this method, revenue is recognized when earned and expenses are recognized when incurred. The Company performed consulting services and earned $0 for the six months ended March 31, 2006.

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

                      GENESIS CAPITAL CORPORATION OF NEVADA
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       MARCH 31, 2006 AND 2005 (UNAUDITED)


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


         EARNINGS (LOSS) PER SHARE OF COMMON STOCK (CONTINUED)

         The following is a reconciliation of the computation for basic and diluted EPS:

                                                   2006              2005
                                              --------------    --------------

Net (Loss)                                     $   (199,388)     $    (27,840)
                                              --------------    --------------

Weighted-average common shares outstanding       84,355,220        84,355,220
(Basic)

Weighted-average common stock equivalents:
  Stock Options
  Warrants                                                -                 -
                                              --------------    --------------

Weighted-average common shares outstanding
(Diluted)                                        84,355,220        84,355,220
                                              ==============    ==============

                      GENESIS CAPITAL CORPORATION OF NEVADA
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       MARCH 31, 2006 AND 2005 (UNAUDITED)


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

         SFAS No. 150 requires that certain financial instruments issued in the form of shares that are mandatorily redeemable as well as certain other financial instruments be classified as liabilities in the financial statements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's reported financial results.

                      GENESIS CAPITAL CORPORATION OF NEVADA
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       MARCH 31, 2006 AND 2005 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         RECLASSIFICATIONS

         Certain amounts for the six months ended March 31, 2005 have been reclassified to conform with the presentation of the March 31, 2006 amounts. The reclassifications have no effect on the net income for the six months ended March 31, 2006 and 2005.

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

         The Company earned $ -0- for the six months ended March 31, 2006 and collected $287,500 through the date of this report. The agreement shall be in effect until August 31, 2006 unless mutually terminated. The Company's management has determined that there should be no allowance for doubtful collections.

         Interest expense on loans receivable to related parties is $5,411 for the six months ended March 31, 2006.

NOTE 4 - LOANS PAYABLE - OFFICERS
         ------------------------

         This represents amounts advanced to the company by the officers of the Company. These amounts have no specific payment terms and are due on demand. No interest has been recorded on these amounts, due to the relative short-term repayments on them.

                      GENESIS CAPITAL CORPORATION OF NEVADA
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       MARCH 31, 2006 AND 2005 (UNAUDITED)


NOTE 5 - DEBENTURES PAYABLE
         ------------------

         The Company has outstanding convertible debentures at March 31, 2006 and 2005 in the amount of $453,720. The debentures are convertible at the investors' discretion pursuant to the convertible debenture agreement. These debentures were to mature along with the related interest on November 1, 2003, and are in default (See Note 6).

         Interest expense and accrued on these debentures were $18,149 and $18,148 for the six months ended March 31, 2006 and 2005, respectively.

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

         Temporary equity at March 31, 2006 and 2005 was $266,377. Substantially all the shares issued in connection with the conversion of debentures have been reclassified as temporary equity. The Company has not recorded any additional liabilities associated with the possible violations.

NOTE 7 - STOCKHOLDERS' (DEFICIT)
         -----------------------

         COMMON AND PREFERRED STOCK

         In October 2001, the Company completed the recapitalization whereby, the Company had authorized two classes of stock; preferred stock with a par value of $.001 and 10,000,000 shares authorized, and common stock with a par value of $.001, and 500,000,000 shares authorized.


         As of March 31, 2006, the Company had issued 5,000,000 of its preferred stock.

         The Company had also issued as of March 31, 2006 and 2005,  467,949,688
         of  its  common  shares,   of  which   383,594,468   shares  have  been
         reclassified to temporary equity (See Note 6).

         There have been no issuances of preferred or common stock for the six months ended March 31, 2006.

                      GENESIS CAPITAL CORPORATION OF NEVADA
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       MARCH 31, 2006 AND 2005 (UNAUDITED)

NOTE 7 - STOCKHOLDERS' (DEFICIT) (CONTINUED)
         -----------------------------------

         OPTIONS AND WARRANTS

         The Company had no options or warrants outstanding at March 31, 2006.

NOTE 8 - GOING CONCERN
         -------------

         The Company has incurred a deficit at March 31, 2006 of $814,267.

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

NOTE 9 - INCOME TAXES
         ------------

         The net deferred tax assets in the accompanying condensed consolidated balance sheet includes the following components at March 31, 2006:

                                                                     2006
                                                                ---------------

         Deferred tax assets                                     $     244,280
         Deferred tax valuation allowance                             (244,280)
                                                                ---------------

         Net deferred tax assets                                 $           -
                                                                ===============


         Due to the uncertainty of utilizing the approximate $814,267 in net operating losses at March 31, 2006, and recognizing the deferred tax assets, an offsetting valuation allowance has been established.

                      GENESIS CAPITAL CORPORATION OF NEVADA
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       MARCH 31, 2006 AND 2005 (UNAUDITED)

NOTE 10 - CONTINGENCY/UNCERTAINTY
          -----------------------

         The Company during the year ended September 30, 2002 became aware that some or all of the stock issuances relating to the debenture conversions may have not been in compliance without compliance with the registration provisions of Section 5 of the Securities Act of 1933 as amended. The full impact of this is unknown at this time. As a result, the Company has reclassified $266,377 to temporary equity as of March 31, 2006 and 2005. This account acts as a reserve for capital that the Company may be required to pay.

         Additionally, the Company has not renewed the corporate charters for Senior Lifestyle Communities, Inc. and Senior Adult Lifestyles, Inc. The Company has transferred all assets and liabilities associated with these companies into the parent Genesis Capital Corporation of Nevada.

         The company recorded an allowance for doubtful accounts of $135,654 in March 31, 2006 for related receivables that may not be collectible.

NOTE 11 - PRIOR PERIOD ADJUSTMENT AND RESTATEMENT

         There were no adjustments effecting the six months ended March 31, 2006 and 2005. The Company restated its September 30, 2002 financial statements to correct the amortization expense of loan fees and to reclassify the activity associated with the debenture conversions to temporary equity. The effect of this change was to increase the net
         (loss) and (deficit) in 2002 by $127,528.

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

Since 1994, the activities of the Company have been limited, because it sold its wholly owned subsidiary, U.S. Staffing, Inc., during the 199495 fiscal year. In January 1996 after its sale, U.S. Staffing, Inc. filed for bankruptcy and restrained the Colorado Corporation from collecting its note receivable and claimed to own stock in the Colorado Corporation through its U.S. Benefit Trust. The Company itself has never declared bankruptcy. In December 1997, the Colorado Corporation's shareholders voted unanimously to settle this claim by issuing 4,500,000 shares of its common stock, restricted under Rule 144 of the Securities Act of 1933, to be held in trust for U.S. Benefit Trust (these shares were eventually reduced to 113 shares due to a 1:20 reverse stock split in 1997 and a 1:2000 reverse stock split in 1999 and were disposed of by U.S. Benefit Trust sometime after 1999). Also at this time, the Company merged with Lincoln Health Fund, Inc. (which owned land in Tarrant County, Texas, which it planned to use in building a retirement center), increased its authorized capital to 50,000,000 shares of common stock, and authorized a postmerger reverse split of its common stock on a 1:20 basis. Since 1999, the Company has had minimal activity. The Company is a shell corporation seeking a business to acquire.

On December 22, 1998, Genesis Capital Corporation of Nevada (sometimes referred to as the "Nevada Corporation") was incorporated in Nevada for the purpose of merging with the Colorado Corporation so as to effect a redomicile to Nevada and a reverse split of the Company's common stock. The Nevada Corporation was authorized to issue 50,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.001 par value preferred stock. As part of the Company's plan to seek an acquisition candidate, on January 11, 1999, the Company paid a total of 600,000 shares of preferred stock to 5 persons, Ronald Welborn, Henry Simon, David Newren, Richard Surber, and AZ Professional Consultants, Inc., for consulting services related to the redomicile and reverse split of the Company's stock. All 600,000 shares were returned to the Company and cancelled in October 2001.

On March 9, 1999, both the Colorado Corporation and the Nevada
Corporation signed Articles of Merger by which the Colorado Corporation's shareholders received one share of new (Nevada) common stock for every 2,000 shares of old (Colorado) common stock they owned. The shareholders of both corporations had previously approved this proposal on due notice, and all outstanding shares of the Colorado Corporation's common stock were purchased by the new Nevada Corporation, effectively merging the Colorado Corporation into the Nevada Corporation, reverse splitting the Company's stock, and making the Nevada Corporation the surviving entity. Holders of preferred stock in the old Colorado Corporation received preferred stock in the new Nevada Corporation on a 1:1 basis. In March 1999, the Company entered into Consulting Agreements with Hudson Consulting Group, Inc. and Global Universal, Inc. to obtain additional assistance in finding and completing an acquisition.

Later in March 1999, the Company began discussions about acquiring Motor Sports on Dirt, Inc. ("Motor Sports"), which claimed to own NASCAR racetracks in the South. The parties reached a preliminary agreement on the terms of acquisition, in anticipation of which, on March 25, the Company authorized an offering for 10,000,000 shares of common stock under Rule 504 of Regulation D. The shares were offered at Ten Cents ($.10) per share to rise up to but not more than $1,000,000, and a Form D to that effect was filed with the SEC on March 26, 1999. Proceeds were to be used to pay expenses related to the acquisition of Motor Sports and to pay off the Company's debts. By April 6, 1999, the Company had sold 4,100,000 shares to five investors. 215,000 shares were sold for a $100,000 check delivered before April 6, 1999 (this check was to buy 1,000,000 shares; it was later dishonored, but not before the purchaser absconded with 215,000 shares the Company canceled the remaining 785,000 shares and considered legal action which it did not pursue as it could not afford to do so). 3,885,000 shares were paid toward debts owed to consultants, Arce International, Inc., Hudson Consulting Group, Inc., Chartwell Investments, Inc., and Global Universal, Inc., incurred for services rendered before April 6, 1999 by introducing Motor Sports to the Company and handling various accounting, corporate cleanup, and compliance issues.

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

On August 30, 2001, the Company entered into a Stock Acquisition Agreement ("Acquisition Agreement") with Christopher Astrom; Hudson Consulting Group, Inc.; and Global Universal, Inc, of Delaware pursuant to which Mr. Astrom was granted the right to purchase 54,110,309 shares of common stock and 1,477,345 shares of preferred stock. Under the Acquisition Agreement, Mr. Astrom was to pay $ 315,000.00 to the Company for the common and preferred stock and tender to the Company all of the issued and outstanding common stock of Senior Lifestyle Communities, Inc. ("Communities"). The Acquisition Agreement closed October 30, 2001. At the time of Closing, the purchased shares represented 95% of the issued and outstanding common and preferred stock of the Company.

On October 30, 2001, the Company entered into a Share Exchange
Agreement and Plan of Reorganization ("Exchange Agreement") with Mr. Astrom and Communities, the purpose of which was to accommodate the financing by Mr. Astrom of his obligations under the Acquisition Agreement. To provide the financing on behalf of Mr. Astrom, Communities issued its 8% Series SPA Senior Subordinated Convertible Debentures in the initial amount of $ 360,000 to a nonaffiliated private source of financing. At the close of the Acquisition Agreement and the Exchange Agreement, Communities became a wholly owned subsidiary of the Company. Communities owns all of the issued and outstanding common stock of Senior Adult Lifestyle, Inc. ("Senior").

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

In May 2001, prior to the conveyance of the Connecticut Properties, National, through its then wholly owned subsidiary, Connecticut Acquisitions Corp. No.1 ("Acquisition Corp.") entered into a joint venture with Nathan Kahn and various companies controlled by Mr. Kahn ("Kahn Entities") to develop the portion of the Connecticut Properties ("Land Development Agreement') located in Hebron, Connecticut ("Hebron Parcel"). The Land Development Agreement called for Acquisition Corp. to fund the initial costs of acquisition and development and, after the deduction of expenses from gross revenues, profits would be divided 50% to Acquisition Corp. and 50% to the Kahn Entities. On May 8, 2001, following the acquisition of the Hebron Parcel, Acquisition Corp. was merged into National. As a consequence of the conveyance of the Hebron Parcel by National to Senior as part of the Connecticut Properties, Senior assumed the obligations of National under the Land Development Agreement.

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

In March, 2002, the Company sold its interest in the Connecticut Properties to Nathan Kahn and CT Adult Condominiums, LLC for $630,216.

In June 2002, the Company issued 3,522,655 shares of Series A Convertible Preferred Stock to Christopher Astrom and designated the entire 5,000,000 shares of Preferred Stock then owned by Mr. Astrom as Series A Convertible Preferred Stock.

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

On January 19, 2006, the Company filed an amendment to the registration statement filed on Form 10SB. Upon effectiveness of this registration statement, the Company will resume the filing of reporting documentation in an effort to maximize shareholder value. The best use and primary attraction of the Company as a merger partner or acquisition vehicle will be its status as a reporting public company. Any business combination or transaction may potentially result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

General Business Plan

At this time, the Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

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

The Company has, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8K's, 10K's or 10KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

As part of the Company's investigation, officers and directors of the Company may personally meet with management and key personnel, may visit and inspect material facilities, obtain analysis and verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

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

The Company currently has no employees. The business of the Company will be managed by its officer and directors, who may become employees of the Company. The Company does not anticipate a need to engage any fulltime employees at this time. The need for employees and their availability will be addressed in connection with the proposed development of the Company's real property.

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

POTENTIAL VIOLATIONS OF THE SECURITIES' LAWS

In a comment letter from the Securities and Exchange Commission dated May 31,

2002, the SEC commented on the Company's Form 10KSB for the year ended September 30, 2001 and Form 10QSB for the quarter ended December 31, 2001.

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

The specific circumstances surrounding said potential violations are as follows:

         On or about October 30, 2001, Senior Lifestyle Communities, Inc. ("Communities") issued 8% Senior Subordinated Convertible Redeemable Debentures ("Debentures") in the aggregate principal amount of $ 1,000,000 to Sea Lion Investors LLC; Equity Planners LLC; and Myrtle Holdings LLC. The Debentures were issued pursuant to Regulation D Rule 504(b) (iii). The Debentures permit the holders thereof to convert all or any amount over $5,000.00 of the principal face amount of the Debentures into shares of common stock at a conversion price of 70% of the per share price valued in accordance with the book value of the common stock or 70% of the lowest closing bid price as quoted on the OTC Bulletin, if the shares of Communities, or its successors or assigns, are quoted in the OTC Bulletin Board. Subsequent to the issuance of the Debentures, Communities became the wholly owned subsidiary of the Company. The Company has assumed all of the obligations of Communities under the Debentures.

         On December 13, 2001, the Company entered into an Escrow Agreement with Sroya Holdings LLC, as escrow agent ("Sroya"), and Sea Lion Investors LLC; Equity Planners LLC; and Myrtle Holdings LLC, the purpose of which was to amend in addition, supplement the October 30, 2001 agreement among Communities and the Debenture holders. Pursuant to the Escrow Agreement, the Company deposited 100,000,000 shares of its common stock ("Escrow Shares") with Sroya to ensure the timely delivery of the Company's common stock upon the exercise of the conversion privileges by the Debenture holders under the Debentures issued on October 31, 2001. Under the Escrow Agreement, Sroya, as escrow agent, does not have an interest in either the Debentures or the Escrow Shares and neither is Stroya considered a shareholder of the Company by virtue of holding the Escrow Shares. The Escrow Shares were deposited with Sroya pursuant to Regulation D Rule 540 (b) (iii) and Section 3 (a)(9) of the Securities Act of 1933 as a result of the assumption by the Company of all of the obligations under of Communities under the Debentures, including the obligation to repay the principal and interest and the conversion privileges. The issuance of the Escrow Shares to the Debenture holders upon the exercise of the conversion privileges under the Debentures and any subsequent sale of the Escrow Shares could have a material adverse affect on the Company's common stock and cause its market price to decline substantially.

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

In addition, the Company intends to search for suitable merger or acquisition candidates in order to expand its operations.

The Company does not expect to hire any employees during the next 12 months.

                              RESULTS OF OPERATIONS

                  THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO
                        THREE MONTHS ENDED MARCH 31, 2005

Revenues

Revenues were $0.00 for the three months ended March 31, 2006, as compared to $0.00 for the three months ended March 31, 2005.

Cost Of Revenues

Cost of revenues was $0.00 for the three months ended March 31, 2006, as compared to $0.00 for the three months ended March 31, 2005.

Operating Expenses

Operating expenses for the three months ended March 31, 2006 were $150,719 compared to $18,204 for the three months ended March 31, 2005. This increase in operating expenses was the result of the write off of a bad debt in the amount of $135,654 representing a note from an affiliated Company, National Realty and Mortgage, Inc.

Loss From Operations

Loss from operations for the three months ended March 31, 2006 was $150,719 compared to $18,204 for the three months ended March 31, 2005.

Interest Expense

Interest expense was $11,765 and $9,074 for the three months ended March 31, 2006 and 2005, respectively. The increase in interest expense is the result of increased loans from related parties to fund operating expenses.

Net Loss Applicable To Common Stock

Net loss per share applicable to Common Stock was $0.00018 for the three months ended March 31, 2006, compared to $0.00022 for the three months ended March 31, 2005.

                   SIX MONTHS ENDED MARCH 31, 2006 COMPARED TO
                         SIX MONTHS ENDED MARCH 31, 2005
Revenues

Revenues were $0.00 for the six months ended March 31, 2006, as compared to $0.00 for the six months ended March 31, 2005.

Cost Of Revenues

Cost of revenues was $0.00 for the six months ended March 31, 2006, as compared to $0.00 for the six months ended March 31, 2005.

Operating Expenses

Operating expenses for the six months ended March 31, 2006 were $199,378 compared to $27,840 for the six months ended March 31, 2005. This increase in operating expenses was the result of the write off of a bad debt in the amount of $135,654 representing a note from an affiliated Company, National Realty and Mortgage, Inc.

Loss From Operations

Loss from operations for the six months ended March 31, 2006 was $199,378 compared to $27,840 for the six months ended March 31, 2005.

Interest Expense

Interest expense was $23,574 and $18,148 for the six months ended March 31, 2006 and 2005, respectively. The increase in interest expense is the result of increased loans from related parties to fund operating expenses.

Net Loss Applicable To Common Stock

Net loss per share applicable to Common Stock was $0.00076 for the six months ended March 31, 2006, compared to $0.00033 for the six months ended March 31, 2005.

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

         As of March 31 2006, the Company had current assets consisting of $414,559 of which $2,059 consisted of cash and cash equivalents and $412,500 consists of accounts receivables.

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

                               RECENT DEVELOPMENTS

         On January 19, 2006, the Company filed an amendment to the registration statement filed on Form 10SB. The SEC has indicated no further comments and accordingly the registration statement became effective on or near February 19, 2006. The Company has resumed the filing of reporting documentation in an effort to maximize shareholder value. The best use and primary attraction of the Company as a merger partner or acquisition vehicle will be its status as a reporting public company. Any business combination or transaction may potentially result in a significant issuance of shares and substantial dilution to present stockholders of the Company.


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

OFF BALANCE SHEET TRANSACTIONS

         The Company has no off balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities.

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

                      RISKS RELATED TO LEGAL UNCERTAINTIES

THE COMPANY MAY FACE LITIGATION FOR ISSUING SECURITIES IN VIOLATION OF SECTION 5 OF THE SECURITIES ACT

         In a comment letter from the Securities and Exchange Commission dated May 31, 2002, the SEC commented on the Company's Form 10KSB for the year ended September 30, 2001 and Form 10QSB for the quarter ended December 31, 2001.

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

THE COMPANY MAY NOT BE ABLE TO RAISE ADDITIONAL CAPITAL

         There can be no assurance that the Company will be able to raise additional capital on a debt or equity basis.

                                   OTHER RISKS

THE COMPANY'S STOCK PRICE HAS DECLINED SIGNIFICANTLY AND MAY NOT RECOVER

         The trading price of the Company's common stock has declined significantly since approximately October 2001. The market for the Company's common stock is essentially nonexistent and there can be no assurance of a change in the immediate future.

THE COMPANY MAY BE SUBJECT TO PENNY STOCK REGULATIONS AND REQUIREMENTS FOR LOW PRICED STOCK

         The SEC adopted regulations which generally define a "penny stock" to be any nonNasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Based upon the price of the Company's common stock as currently traded on the OTC Bulletin Board, the Company's common stock is subject to Rule 15g9 under the Exchange Act which imposes additional sales practice requirements on broker-dealers which sell securities to persons other than established customers and "accredited investors." For transactions covered by this rule, a broker dealer must make a special suitability determination for the purchaser and have received a purchaser's written consent to the transaction prior to sale. Consequently, this rule may have a negative effect on the ability of stockholders to sell common shares of the Company in the secondary market.

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

Item 3. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer, Richard Astrom and Chief Financial Officer, Christopher Astrom, have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a15(e) and 15d15(e)) as of the end of the period covered by this quarterly report on Form 10QSB. Based on that evaluation, Christopher Astrom determined that he and Richard Astrom, the Company's only two directors and officers, are the only individuals involved in the Company's disclosure process. The Company has no specific procedures in place for processing and assembling information to be disclosed in the Company's periodic reports. The Company's system is designed so that information is retained by the Company and relayed to counsel as it becomes available. The Company currently functions only as a shell corporation as it has no revenues, significant assets or independent operations and plans to establish more reliable disclosure controls and procedures before merging or entering into any other business combination with another company.

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


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

         None

Item 3. Defaults Upon Senior Securities

         See the discussion in "RISK FACTORS RISKS RELATED TO LEGAL
UNCERTAINTIES"


Item 4. Submission of Matters to a Vote of Securities Holders

         None

Item 5. Other Information

         None

Item 6. Exhibits and Reports On Form 8K

(a) Exhibits:

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Sec ton 302 of the Sarbanes Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Sec ton 906 of the Sarbanes Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Sec ton 906 of the Sarbanes Oxley Act of 2002.

(b) Reports on Form 8K:

         None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed by the undersigned, thereunto duly authorized.



GENESIS CAPITAL CORPORATION OF NEVADA.

Date: May 11, 2006

By: /s/ CHRISTOPHER ASTROM
   -------------------------------
   Christopher Astrom
   Chief Executive Officer
   Chief Financial Officer