Form 10QSB
period 2006-06-30
GENESIS CAPITAL CORP OF NEVADA
filed 2006-08-08
CIK 1083383

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                 ----------------------------------------------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended June 30, 2006

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For The Transition Period from __________ To _________

                          Commission file number 027831

                      Genesis Capital Corporation of Nevada
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


         Nevada                                            91-1947658
--------------------------------------------------------------------------------
(State or Other Jurisdiction                        (I.R.S. Employer Identifi-
      of Incorporation                                    cation Number)

              One NE First Avenue, Suite 306, Ocala, Florida 34470
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (352) 867-5183
--------------------------------------------------------------------------------
                            Issuer's telephone number


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         As of August 8, 2006, there were 84,355,220 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format Yes |_| No |X|

                      Genesis Capital Corporation of Nevada

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2006

                                TABLE OF CONTENTS

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements. ............................................... 4

Item 2. Management's Discussion and Analysis or Plan of
Operation....................................................................20

Item 3. Controls and Procedures..............................................33

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings....................................................34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds..........34

Item 3. Defaults upon Senior Securities......................................34

Item 4. Submission of Matters to a Vote of Securities Holders................34

Item 5. Other Information....................................................34

Item 6. Exhibits and Reports on Form 8K......................................34

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

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements


                      GENESIS CAPITAL CORPORATION OF NEVADA
             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2006 AND 2005

                      GENESIS CAPITAL CORPORATION OF NEVADA

        INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)










CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Balance Sheet as of June 30, 2006 (Unaudited)                                 6

Statements of Operations for the Nine and Three Months
ended June 30, 2006 and 2005 (Unaudited)                                      7

Statement of Changes in Stockholders' (Deficit) for the Nine Months
ended June 30, 2006 and 2005 (Unaudited)                                      8

Statement of Changes in Temporary Equity for the Nine months ended June
30, 2006 and 2005 (Unaudited)                                                 9

Statements of Cash Flows for the Nine months ended
June 30, 2006 and 2005 (Unaudited)                                           10

Notes to Condensed Consolidated Financial Statements (Unaudited)             11

                      GENESIS CAPITAL CORPORATION OF NEVADA
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  JUNE 30, 2006


                                     ASSETS
                                     ------

                                                                     2006
                                                               -----------------

CURRENT ASSETS
  Cash and cash equivalents                                              54,751
  Accounts receivable                                                   277,500

TOTAL ASSETS                                                            332,251
                                                               =================


            LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' (DEFICIT)
            ---------------------------------------------------------

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                 149,479
  Debentures payable                                                    453,720
  Loans payable - Officers                                               25,540
                                                               -----------------

      TOTAL CURRENT LIABILITIES                                         628,739
                                                               -----------------

TEMPORARY EQUITY                                                        266,377
                                                               -----------------


STOCKHOLDERS' (DEFICIT)
  Preferred Stock, $.001 Par Value; 10,000,000 shares
     authorized and 5,000,000 shares issued and outstanding,              5,000
  Common Stock, $.001 Par Value; 500,000,000
    shares authorized and 84,355,220 shares issued
    and outstanding.                                                     84,355
  Additional Paid-in Capital                                            244,745
  Deficit                                                              (896,965)
                                                               -----------------

      TOTAL STOCKHOLDERS' (DEFICIT)                                    (562,865)
                                                               -----------------

TOTAL LIABILITIES, TEMPORARY EQUITY AND
   STOCKHOLDERS' (DEFICIT)                                      $       332,251
                                                               =================

                      GENESIS CAPITAL CORPORATION OF NEVADA
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2006 AND 2005


                                                                 NINE MONTHS ENDED                 THREE MONTHS ENDED
                                                             JUNE 30,          JUNE 30,        JUNE 30,         JUNE 30,
                                                               2006              2005            2006             2005
                                                           --------------    -------------   --------------   --------------
CONSULTING REVENUE                                          $          -      $         -     $          -     $          -
                                                           --------------    -------------   --------------   --------------

OPERATING EXPENSES
   Professional Fees and Compensation Expenses                       976           11,675                -            9,564
    Administrative Expenses                                      121,872          120,891           82,698          106,714
    Bad debt                                                     135,654                -                -
   Interest Expense                                               23,574           27,223                -            9,074
                                                           --------------    -------------   --------------   --------------

          TOTAL OPERATING EXPENSES                               282,076          159,789           82,698          125,352
                                                           --------------    -------------   --------------   --------------

(LOSS) BEFORE OTHER (EXPENSES)                                  (282,076)        (159,789)         (82,698)        (125,352)

NET (LOSS) BEFORE PROVISION
  FOR INCOME TAXES                                              (282,076)        (159,789)         (82,698)        (125,352)
   Provision for Income Taxes                                          -                -                -                -
                                                           --------------    -------------   --------------   --------------

NET (LOSS) APPLICABLE TO COMMON SHARES                      $   (282,076)     $  (159,789)    $    (82,698)    $   (125,352)
                                                           ==============    =============   ==============   ==============

NET (LOSS) PER BASIC AND DILUTED SHARES                     $   (0.00076)     $  (0.00189)    $   (0.00018)    $   (0.00022)
                                                           ==============    =============   ==============   ==============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                   84,355,220       84,355,220       84,355,220       84,355,220
                                                           ==============    =============   ==============   ==============

                      GENESIS CAPITAL CORPORATION OF NEVADA
     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)
                                   (UNAUDITED)
                FOR THE NINE MONTHS ENDED JUNE 30, 2006 AND 2005





                                                                                                  ADDITIONAL
                                                       PREFERRED STOCK         COMMON STOCK        PAID-IN
                                                      SHARES     AMOUNT     SHARES      AMOUNT     CAPITAL    (DEFICIT)     TOTAL
                                                   ----------- --------- ------------ ---------- ----------- ----------- -----------
Balance, September 30, 2004                         5,000,000   $ 5,000   84,355,220   $ 84,355   $ 244,745   $(812,039)  $(481,384)
                                                   ----------- --------- ------------ ---------- ----------- ----------- -----------

Net (loss) for the nine months ended June 30, 2005          -         -            -          -           -    (159,789)   (159,789)
                                                   ----------- --------- ------------ ---------- ----------- ----------- -----------

Balance, June 30, 2005                              5,000,000   $ 5,000   84,355,220   $ 84,355   $ 244,745   $(971,828)  $(641,173)
                                                   =========== ========= ============ ========== =========== =========== ===========

Balance, September 30, 2005                         5,000,000   $ 5,000   84,355,220   $ 84,355   $ 244,745   $(614,889)  $(280,789)
                                                   ----------- --------- ------------ ---------- ----------- ----------- -----------

Net (loss) for the nine months ended June 30, 2006          -         -            -          -           -   $(282,076)  $(282,076)
                                                   --------------------------------------------------------- ----------- -----------

Balance, June 30, 2006                              5,000,000   $ 5,000   84,355,220   $ 84,355   $ 244,745   $(896,965)  $(562,865)
                                                   =========== ========= ============ ========== =========== =========== ===========

                      GENESIS CAPITAL CORPORATION OF NEVADA
  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY EQUITY (UNAUDITED)
                FOR THE NINE MONTHS ENDED JUNE 30, 2006 AND 2005





                                                                                        ADDITIONAL
                                                                   COMMON STOCK          PAID-IN
                                                              SHARES         AMOUNT      CAPITAL      (DEFICIT)      TOTAL
                                                           -------------  -----------  ------------  -----------  -----------

Balance, September 30, 2004                                 383,594,468    $ 383,594    $ (244,745)   $ 127,528    $ 266,377

Activity for the nine months ended June 30, 2005                      -            -             -            -            -
                                                           -------------  -----------  ------------  -----------  -----------

Balance, June 30, 2005                                      383,594,468    $ 383,594    $ (244,745)   $ 127,528    $ 266,377
                                                           =============  ===========  ============  ===========  ===========

Balance, September 30, 2005                                 383,594,468    $ 383,594    $ (244,745)   $ 127,528    $ 266,377

Activity for the nine months ended June 30, 2006                      -            -             -            -            -
                                                           -------------  -----------  ------------  -----------  -----------

Balance, June 30, 2006                                      383,594,468    $ 383,594    $ (244,745)   $ 127,528    $ 266,377
                                                           ==================================================================

                      GENESIS CAPITAL CORPORATION OF NEVADA
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE NINE MONTHS ENDED JUNE 30, 2006 AND 2005



                                                                  2006         2005
                                                              ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                    $ (282,076)  $ (159,789)
                                                              ------------ ------------
   Adjustments to reconcile net (loss) to net cash
   provided by (used in) operating activities:

   Bad debt                                                       135,654

   CHANGES IN ASSETS AND LIABILITIES:
   Net Advances                                                     4,000       (4,388)
   Receivables                                                    160,000      150,000
   Increase in Accounts Payable and Accrued Expenses               23,950       27,223
                                                              ------------ ------------
          TOTAL ADJUSTMENTS                                       323,604      172,835
                                                              ------------ ------------
          NET CASH PROVIDED BY(USED IN) OPERATING ACTIVITIES       41,528       13,046
                                                              ------------ ------------


NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                            $   41,528   $   13,046

CASH AND CASH EQUIVALENTS
   BEGINNING OF PERIOD                                             13,223          145
                                                              ------------ ------------

CASH AND CASH EQUIVALENTS
   END OF PERIOD                                               $   54,751   $   13,191
                                                              ============ ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

CASH PAID DURING THE YEAR FOR:
   Interest Expense                                            $        -   $        -
                                                              ============ ============

                      GENESIS CAPITAL CORPORATION OF NEVADA
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 2006 AND 2005 (UNAUDITED)

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

         Genesis Capital Corporation of Nevada (the "Company") was incorporated in the State of Colorado in 1983. The Company has a total of
         500,000,000 authorized common shares at June 30, 2006 and 2005, respectively, (par value $.001) with 467,949,688 shares issued and outstanding at June 30, 2006 and 2005, respectively, and 10,000,000 shares authorized preferred stock (par value of $.001) with 5,000,000 shares issued and outstanding as of June 30, 2006 and 2005. . The Company may be in violation of Section 5 under the Securities and Exchange Commission Act as amended. The Company has reclassified certain common shares issued to a temporary equity account from its permanent deficit (See Note 6).

         In December, 1997, the Company merged with Lincoln Health Fund, Inc. which is the company that owned land in Tarrant County, Texas. In March, 1999, the Company filed an Articles of Merger in the State of Nevada and to change the par value of its common stock.

                      GENESIS CAPITAL CORPORATION OF NEVADA
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       JUNE 30, 2006 AND 2005 (UNAUDITED)

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

                      GENESIS CAPITAL CORPORATION OF NEVADA
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       JUNE 30, 2006 AND 2005 (UNAUDITED)


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

         REVENUE AND COST RECOGNITION

         The Company's condensed consolidated financial statements are prepared using the accrual method of accounting. Under this method, revenue is recognized when earned and expenses are recognized when incurred. The Company performed consulting services and earned $0 for the Nine months ended June 30, 2006.

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

                      GENESIS CAPITAL CORPORATION OF NEVADA
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       JUNE 30, 2006 AND 2005 (UNAUDITED)


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


         EARNINGS (LOSS) PER SHARE OF COMMON STOCK (CONTINUED)

         The following is a reconciliation of the computation for basic and diluted EPS:

                                                    2006             2005
                                              ----------------  ----------------

Net (Loss)                                     $     (282,076)   $     (159,789)
                                              ----------------  ----------------

Weighted-average common shares outstanding         84,355,220        84,355,220
(Basic)

Weighted-average common stock equivalents:
  Stock Options
  Warrants                                                  -                 -
                                              ----------------  ----------------

Weighted-avereage common shares outstanding
(Diluted)                                          84,355,220        84,355,220
                                              ================  ================

                      GENESIS CAPITAL CORPORATION OF NEVADA
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       JUNE 30, 2006 AND 2005 (UNAUDITED)


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

                      GENESIS CAPITAL CORPORATION OF NEVADA
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         RECLASSIFICATIONS

         Certain amounts for the nine months ended June 30, 2005 have been reclassified to conform with the presentation of the June 30, 2006 amounts. The reclassifications have no effect on the net income for the nine months ended June 30, 2006 and 2005.

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

                      GENESIS CAPITAL CORPORATION OF NEVADA
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       JUNE 30, 2006 AND 2005 (UNAUDITED)


NOTE 5 - DEBENTURES PAYABLE
         ------------------

         The Company has outstanding convertible debentures at June 30, 2006 and 2005 in the amount of $453,720. The debentures are convertible at the investors' discretion pursuant to the convertible debenture agreement. These debentures were to mature along with the related interest on November 1, 2003, and are in default (See Note 6).

         Interest expense and accrued on these debentures were $18,149 and $18,148 for the nine months ended June 30, 2006 and 2005, respectively. The company has stopped accruing interest on this loan since it is anticipated that it will be written off at September 30, 2006.

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

         Temporary equity at June 30, 2006 and 2005 was $266,377. Substantially all the shares issued in connection with the conversion of debentures have been reclassified as temporary equity. The Company has not recorded any additional liabilities associated with the possible violations.

NOTE 7 - STOCKHOLDERS' (DEFICIT)
         -----------------------

         COMMON AND PREFERRED STOCK

         In October 2001, the Company completed the recapitalization whereby, the Company had authorized two classes of stock; preferred stock with a par value of $.001 and 10,000,000 shares authorized, and common stock with a par value of $.001, and 500,000,000 shares authorized.


         As of June 30, 2006, the Company had issued 5,000,000 of its preferred stock.

         The Company had also issued as of June 30, 2006 and 2005, 467,949,688 of its common shares, of which 383,594,468 shares have been reclassified to temporary equity (See Note 6). There have been no issuances of preferred or common stock for the nine months ended June 30, 2006.

                      GENESIS CAPITAL CORPORATION OF NEVADA
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 7 - STOCKHOLDERS' (DEFICIT) (CONTINUED)
         -----------------------------------

         OPTIONS AND WARRANTS

         The Company had no options or warrants outstanding at June 30, 2006.

NOTE 8 - GOING CONCERN
         -------------

         The Company has incurred substantial deficits through June 30, 2006.

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

NOTE 9 - INCOME TAXES
         ------------

         The net deferred tax assets in the accompanying condensed consolidated balance sheet includes the following components at June 30, 2006:

                                                                    2006
                                                               ---------------

Deferred tax assets                                             $     268,800
Deferred tax valuation allowance                                     (268,800)
                                                               ---------------

Net deferred tax assets                                         $           -
                                                               ===============


         Due to the uncertainty of utilizing the approximate $896,965 in net operating losses at June 30, 2006, and recognizing the deferred tax assets, an offsetting valuation allowance has been established.

                      GENESIS CAPITAL CORPORATION OF NEVADA
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 10 - CONTINGENCY/UNCERTAINTY
          -----------------------

         The Company during the year ended September 30, 2002 became aware that some or all of the stock issuances relating to the debenture conversions may have not been in compliance without compliance with the registration provisions of Section 5 of the Securities Act of 1933 as amended. The full impact of this is unknown at this time. As a result, the Company has reclassified $266,377 to temporary equity as of June 30, 2006 and 2005. This account acts as a reserve for capital that the Company may be required to pay.

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

NOTE 11 - PRIOR PERIOD ADJUSTMENT AND RESTATEMENT
          ---------------------------------------

         There were no adjustments effecting the nine months ended June 30, 2006 and 2005. The Company restated its September 30, 2002 financial statements to correct the amortization expense of loan fees and to reclassify the activity associated with the debenture conversions to temporary equity. The effect of this change was to increase the net
         (loss) and (deficit) in 2002 by $127,528.

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

         On December 22, 1998, Genesis Capital Corporation of Nevada (sometimes referred to as the "Nevada Corporation") was incorporated in Nevada for the purpose of merging with the Colorado Corporation so as to effect a re-domicile to Nevada and a reverse split of the Company's common stock. The Nevada Corporation was authorized to issue 50,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.001 par value preferred stock. As part of the Company's plan to seek an acquisition candidate, on January 11, 1999, the Company paid a total of 600,000 shares of preferred stock to 5 persons, Ronald Welborn, Henry Simon, David Newren, Richard Surber, and AZ Professional Consultants, Inc., for consulting services related to the redomicile and reverse split of the Company's stock. All 600,000 shares were returned to the Company and cancelled in October 2001.

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

         Later in March 1999, the Company began discussions about acquiring Motor Sports on Dirt, Inc. ("Motor Sports"), which claimed to own NASCAR racetracks in the South. The parties reached a preliminary agreement on the terms of acquisition, in anticipation of which, on March 25, the Company authorized an offering for 10,000,000 shares of common stock under Rule 504 of Regulation D. The shares were offered at Ten Cents ($.10) per share to raise up to but not more than $1,000,000, and a Form D to that effect was filed with the SEC on March 26, 1999. Proceeds were to be used to pay expenses related to the acquisition of Motor Sports and to pay off the Company's debts. By April 6, 1999, the Company had sold 4,100,000 shares to five investors. 215,000 shares were sold for a $100,000 check delivered before April 6, 1999 (this check was to buy 1,000,000 shares; it was later dishonored, but not before the purchaser absconded with 215,000 shares. The Company canceled the remaining 785,000 shares and considered legal action which it did not pursue as it could not afford to do
so). 3,885,000 shares were paid toward debts owed to consultants, Arce International, Inc., Hudson Consulting Group, Inc., Chartwell Investments, Inc., and Global Universal, Inc., incurred for services rendered before April 6, 1999 by introducing Motor Sports to the Company and handling various accounting, corporate cleanup, and compliance issues.

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

         On August 30, 2001, the Company entered into a Stock Acquisition Agreement ("Acquisition Agreement") with Christopher Astrom (Purchaser); Hudson

Consulting Group, Inc. (Seller); and Global Universal, Inc (Seller), of Delaware pursuant to which Mr. Astrom was granted the right to purchase 54,110,309 shares of common stock and 1,477,345 shares of preferred stock. Under the Acquisition Agreement, Mr. Astrom was to pay $315,000 to the Company for the common and preferred stock and tender to the Company all of the issued and outstanding common stock of Senior Lifestyle Communities, Inc. ("Communities"). The Acquisition Agreement closed October 30, 2001. At the time of Closing, the purchased shares represented 95% of the issued and outstanding common and preferred stock of the Company.

         On October 30, 2001, the Company entered into a Share Exchange Agreement and Plan of Reorganization ("Exchange Agreement") with Mr. Astrom and Communities, the purpose of which was to accommodate the financing by Mr. Astrom of his obligations under the Acquisition Agreement. To provide the financing on behalf of Mr. Astrom, Communities issued its 8% Series SPA Senior Subordinated Convertible Debentures in the initial amount of $360,000 to a nonaffiliated private source of financing. At the close of the Acquisition Agreement and the Exchange Agreement, Communities became a wholly owned subsidiary of the Company. Communities owns all of the issued and outstanding common stock of Senior Adult Lifestyle, Inc. ("Senior").

         Pursuant to an Agreement executed on December 26, 2001, made effective as of October 31, 2001 and a Statutory Warranty Deed dated October 30, 2001, the Company, through Senior, acquired from National Residential Properties, Inc. k/n/a National Realty & Mortgage, Inc.("National") all of the right, title and interest of National in (i) a certain parcel of real property in Hebron, Connecticut; and (ii) four contracts to purchase certain parcels of real property in Watertown, New Milford, Granby and East Windsor, Connecticut. The Hebron property was subject to two mortgages having an aggregate principal balance of $315,000.00, which mortgages Senior assumed and agreed to pay as part of the consideration for the conveyance.

         National and the Company have the same officers and directors and, accordingly, they may be deemed "affiliates".

         As additional consideration for the conveyance to Senior of the Connecticut Properties, the Company agreed to issue to National, a related company with common ownership, 20,000,000 shares of the Company's common stock ("Shares") based on a value of $0.10 per share (determined on the basis of the average bid price of the Company's common stock during the week immediately prior to the effective date of October 31, 2001) towards an agreed consideration of $2,000,000 for a land deposit. In addition, the Company agreed that on the earlier of (a) the expiration of three (3) years from the date of the conveyance if the value on that date was below $2,000,000, or (b) at the time that National has sold all of the Shares, if the gross sales proceeds realized by National from the sale of the Shares is less than $2,000,000, the Company was required to issue to National such additional shares of common stock in an amount based on the closing bid price as quoted on the OTC Bulletin Board on the day before the date of such additional share issuance as to make up the difference between said value or gross sales proceeds and $2,000,000. The Company issued the 20,000,000 shares on February 1, 2002 and an additional 5,230,000 on February 12, 2002. The value of the common stock February 1, 2002 was $180,000 ($.009). The agreement for additional consideration subsequently defaulted and was rescinded.

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

         On or near February 19, 2006, the Company's registration statement filed with the SEC on Form 10-SB became effective. Accordingly, the Company has resumed the filing of reporting documentation in an effort to maximize shareholder value. The best use and primary attraction of the Company as a merger partner or acquisition vehicle will be its status as a reporting public company. Any business combination or transaction may potentially result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

General Business Plan and Plan of Operations

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

         The Company has, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8K's, 10K's or 10KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the `34 Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

         The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company. Management intends to concentrate on identifying preliminary prospective business opportunities, which may be brought to its attention through present associations of the Company's officers and directors. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Officers and directors of the Company expect to meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

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

REPORTING

         From 1999 through February 2002, the Company was an SEC reporting company obligated to file reports under Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended. In February 2002, the Company filed with the SEC a Form 15 terminating the above reporting obligations. In February 2006 the Company's registration statement on Form 10-SB became effective again subjecting the Company to the reporting obligations under Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended.

POTENTIAL VIOLATIONS OF THE SECURITIES' LAWS

         In a comment letter from the Securities and Exchange Commission dated May 31, 2002, the SEC commented on the Company's Form 10KSB for the year ended September 30, 2001 and Form 10QSB for the quarter ended December 31, 2001.

         The Company during the year ended September 30, 2002 became aware that some or all of the stock issuances relating to debenture conversions may have not been in compliance with the registration provisions of Section 5 of the Securities Act of 1933 as amended. The full impact of this is unknown at this time. As a result, the Company reclassified $266,377 to temporary equity as of September 30, 2004 and 2003. This account acts as a reserve for capital that the Company may be required to pay.

         The specific circumstances surrounding said potential violations are as follows:

         On or about October 30, 2001, Senior Lifestyle Communities, Inc. ("Communities") issued 8% Senior Subordinated Convertible Redeemable Debentures ("Debentures") in the aggregate principal amount of $ 1,000,000 to Sea Lion Investors LLC; Equity Planners LLC; and Myrtle Holdings LLC. The Debentures were issued pursuant to Regulation D Rule 504(b)(iii). The Debentures permit the holders thereof to convert all or any amount over $5,000.00 of the principal face amount of the Debentures into shares of common stock at a conversion price of 70% of the per share price valued in accordance with the book value of the common stock or 70% of the lowest closing bid price as quoted on the OTC Bulletin, if the shares of Communities, or its successors or assigns, are quoted in the OTC Bulletin Board. Subsequent to the issuance of the Debentures, Communities became a wholly owned subsidiary of the Company. The Company assumed all of the obligations of Communities under the Debentures.

         On December 13, 2001, the Company entered into an Escrow Agreement with Sroya Holdings LLC, as escrow agent ("Sroya"), and Sea Lion Investors LLC; Equity Planners LLC; and Myrtle Holdings LLC, the purpose of which was to amend the October 30, 2001 agreement among Communities and the Debenture holders. Pursuant to the Escrow Agreement, the Company deposited 100,000,000 shares of its common stock ("Escrow Shares") with Sroya to ensure the timely delivery of the Company's common stock upon the exercise of the conversion privileges by the Debenture holders under the Debentures issued on October 31, 2001. The Escrow Shares were deposited with Sroya pursuant to Regulation D Rule 504(b)(iii) and
Section 3 (a)(9) of the Securities Act of 1933 as a result of the assumption by the Company of all of the obligations of Communities under the Debentures, including the obligation to repay the principal and interest and the conversion privileges. All the Escrow Shares were issued upon conversion of the Debentures by the Debenture Holders.

         Section 5 of the Securities Act prohibits the public sale of securities absent an effective registration statement being filed with the SEC, unless an exemption from registration applies. The above transactions were performed in a manner thought to be exempt from the registration requirements of Section 5 of the Securities Act. However, the requirements of the exemptions relied on do not appear to have been satisfied. The Company was exposed to possible litigation under Section 12(a)(1) of the Securities Act. However, Section 13 of the Securities Act provides that no action shall be maintained for offering or selling securities in violation of Section 5 unless that action is brought within one year of the date of the violation. Upon completion of its 2006 fiscal year end the Company expects to reclassify all remaining amounts from temporary equity to permanent stockholder equity.

         While more than one year has passed from the initial placement of the Debentures and the partial conversion of said Debentures, there have been no actions filed against the Company based upon a violation of Section 5. Because the statute of limitations has run, it is unlikely that these holders of Company

Common Stock will file an action against the Company. However, some of the Debentures remain unconverted and, as such, any potential action maintained against the Company could have a substantial impact on the Company and capital resources.

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

                              RESULTS OF OPERATIONS

                  THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO
                        THREE MONTHS ENDED JUNE 30, 2005

Revenues

Revenues were $0.00 for the three months ended June 30, 2006, as compared to $0.00 for the three months ended June 30, 2005.

Cost of Revenues

Cost of revenues was $0.00 for the three months ended June 30, 2006, as compared to $0.00 for the three months ended June 30, 2005.

Operating Expenses

         Operating expenses for the three months ended June 30, 2006 were $82,698 compared to $125,352 for the three months ended June 30, 2005. This decrease in operating expenses was the result of a decrease in all expenses, including administrative, professional and interest as a result of the limited operations of the Company.

Loss From Operations

         Loss from operations for the three months ended June 30, 2006 was $82,698 compared to $125,352 for the three months ended June 30, 2005.

Interest Expense

         Interest expense was $-0- and $9,074 for the three months ended June 30, 2006 and 2005, respectively. The decrease in interest expense is the result of the Company's determination to cease accruing interest on the outstanding convertible debentures and to write off such debentures at the end of its fiscal year end September 20, 2006.

Net Loss Applicable To Common Stock

         Net loss per share applicable to Common Stock was $0.00018 for the three months ended June 30, 2006, compared to $0.00022 for the three months ended June 30, 2005.

                   NINE MONTHS ENDED JUNE 30, 2006 COMPARED TO
                         NINE MONTHS ENDED JUNE 30, 2005

Revenues

         Revenues were $0.00 for the nine months ended June 30, 2006, as compared to $0.00 for the nine months ended June 30, 2005.

Cost of Revenues

         Cost of revenues was $0.00 for the nine months ended June 30, 2006, as compared to $0.00 for the nine months ended June 30, 2005.

Operating Expenses

         Operating expenses for the nine months ended June 30, 2006 were $282,076 compared to $159,789 for the nine months ended June 30, 2005. This increase in operating expenses was the result of a non-recurring write off of a bad debt in the amount of $135,654 representing accounts receivable which are not likely to ever be collected.

Loss From Operations

Loss from operations for the nine months ended June 30, 2006 was $282,076 compared to $159,789 for the nine months ended June 30, 2005.

Interest Expense

Interest expense was $23,574 and $27,223 for the nine months ended June 30, 2006 and 2005, respectively. The decrease in interest expense is the result of the Company's determination to cease accruing interest on the outstanding convertible debentures and to write off such debentures at the end of its fiscal year end September 20, 2006.

Net Loss Applicable To Common Stock

Net loss per share applicable to Common Stock was $0.00076 for the nine months ended June 30, 2006, compared to $0.00189 for the nine months ended June 30, 2005.

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

         As of June 30, 2006, the Company had current assets consisting of $332,251 of which $54,751 consisted of cash and cash equivalents and $277,500 consists of accounts receivables.

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

                      RISKS RELATED TO LEGAL UNCERTAINTIES

              THE COMPANY VIOLATED SECTION 5 OF THE SECURITIES ACT

         In a comment letter from the Securities and Exchange Commission dated May 31, 2002, the SEC commented on the Company's Form 10KSB for the year ended

September 30, 2001 and Form 10QSB for the quarter ended December 31, 2001.

         The Company during the year ended September 30, 2002 became aware that some or all of the stock issuances relating to the debenture conversions may have not been in compliance with the registration provisions of section 5 of the Securities Act of 1933 as amended. The full impact of this is unknown at this time. As a result, the Company has reclassified $266,377 to temporary equity as of June 30, 2006. This account acts as a reserve for capital that the Company may be required to pay.

         Section 5 of the Securities Act prohibits the public sale of securities absent an effective registration statement being filed with the SEC, unless an exemption from registration applies. The above transactions were performed in a manner thought to be exempt from the registration requirements of Section 5 of the Securities Act. However, the requirements of the exemptions relied on do not appear to have been satisfied. The Company was exposed to possible litigation under Section 12(a)(1) of the Securities Act. However, Section 13 of the Securities Act provides that no action shall be maintained for offering or selling securities in violation of Section 5 unless that action is brought within one year of the date of the violation. Upon completion of its 2006 fiscal year end the Company expects to reclassify all remaining amounts from temporary equity to permanent stockholder equity.

         While more than one year has passed from the initial placement of the Debentures and the partial conversion of said Debentures, there have been no actions filed against the Company based upon a violation of Section 5. Because the statute of limitations has run, it is unlikely that these holders of Company Common Stock will file an action against the Company. However, some of the Debentures remain unconverted and, as such, any potential action maintained against the Company could have a substantial impact on the Company and capital resources.

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

GENESIS CAPITAL CORPORATION OF NEVADA.

Date:  August 8, 2006

By: /s/ RICHARD ASTROM

Richard Astrom
Chief Executive Officer

By: /s/ CHRISTOPHER ASTROM

Christopher Astrom
Chief Financial Officer