Form 10QSB/A
period 2005-12-31
GENESIS CAPITAL CORP OF NEVADA
filed 2006-09-21
CIK 1083383

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                        --------------------------------
                                  FORM 10-QSB/A
                        --------------------------------


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



Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

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





                                                                                               Additional
                                               Preferred Stock             Common Stock         Paid-in
                                            Shares        Amount       Shares       Amount      Capital      (Deficit)      Total
                                      ----------------- ---------- -------------- ---------- ------------- ------------- -----------
Balance, September 30, 2003                  5,000,000   $  5,000     84,355,220   $ 84,355   $   244,745   $(1,123,147)  $(792,492)

Net loss for the three months ended
 December 31, 2003                                   -          -              -          -             -        (9,309)     (9,309)
                                      ----------------- ---------- -------------- ---------- ------------- ------------- -----------

Balance, December 31, 2003                   5,000,000   $  5,000     84,355,220   $ 84,355   $   244,745   $(1,132,456)  $(801,801)
                                      ================= ========== ============== ========== ============= ============= ===========


Balance, September 30, 2004                  5,000,000   $  5,000     84,355,220   $ 84,355   $   244,745   $  (812,039)  $(481,384)
                                      ----------------- ---------- -------------- ---------- ------------- ------------- -----------

Net loss for the three months ended
 December 31, 2004                                   -          -              -          -             -        (9,636)     (9,636)
                                      ----------------- ---------- -------------- ---------- ------------- ------------- -----------

Balance, December 31, 2004                   5,000,000   $  5,000     84,355,220   $ 84,355   $   244,745   $  (821,675)  $(491,020)
                                      ================= ========== ============== ========== ============= ============= ===========

Balance, September 30, 2005                  5,000,000   $  5,000     84,355,220   $ 84,355   $   244,745   $  (614,889)  $(280,789)
                                      ----------------- ---------- -------------- ---------- ------------- ------------- -----------

Net loss for the three months ended
 December 31, 2005                                   -          -              -          -             -   $   (48,659)  $ (48,659)
                                      -------------------------------------------------------------------- ------------- -----------

Balance, December 31, 2005                   5,000,000   $  5,000     84,355,220   $ 84,355   $   244,745   $  (663,548)  $(329,448)
                                      ================= ========== ============== ========== ============= ============= ===========

                    GENESIS CAPITAL CORPORATION OF NEVADA
     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN TEMPORARY EQUITY FOR THE
            THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004 (UNAUDITED)




                                                                                Additional
                                                   Common Stock                  Paid-in
                                            Shares             Amount            Capital           (Deficit)            Total
                                      -------------------  ---------------  ------------------  -----------------  -----------------

Balance, September 30, 2003                  383,594,468    $     383,594    $       (244,745)   $       127,528    $       266,377

Activity for the three months ended
 December 31, 2003                                     -                -                   -                  -                  -
                                      -------------------  ---------------  ------------------  -----------------  -----------------

Balance, December 31, 2003                   383,594,468    $     383,594    $       (244,745)   $       127,528    $       266,377
                                      ===================  ===============  ==================  =================  =================

Balance, September 30, 2004                  383,594,468    $     383,594    $       (244,745)   $       127,528    $       266,377

Activity for the three months ended
 December 31, 2004                                     -                -                   -                  -                  -
                                      -------------------  ---------------  ------------------  -----------------  -----------------

Balance, December 31, 2004                   383,594,468    $     383,594    $       (244,745)   $       127,528    $       266,377
                                      ===================  ===============  ==================  =================  =================

Balance, September 30, 2005                  383,594,468    $     383,594    $       (244,745)   $       127,528    $       266,377

Activity for the three months ended
 December 31, 2005                                     -                -                   -                  -                  -
                                      ----------------------------------------------------------------------------------------------

Balance, December 31, 2005                   383,594,468    $     383,594    $       (244,745)   $       127,528    $       266,377
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

                              General Business Plan


The Company is a shell company in that it has no or nominal operations and either no or nominal assets. At this time, the Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

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

Item 3. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES


         The Company's Chief Executive Officer and Chief Financial Officer, Christopher Astrom, has reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-QSB. Based on that evaluation, Christopher Astrom determined that he and Richard Astrom, the Company's only two directors and officers, are the only individuals involved in the Company's disclosure process. The Company's system is designed so that information is retained by the Company and relayed to counsel as it becomes available. The Company's Chief Executive Officer and Chief Financial Officer believes that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it filed or submits under the Exchange Act is recorded, processed, summarized and reported, within the required time periods. Further, the Company's officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that the Company files and submits pursuant to the Exchange Act of 1934 is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.



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


GENESIS CAPITAL CORPORATION OF NEVADA.


Date: September 21, 2006


By: /s/ RICHARD ASTROM
-----------------------------
Richard Astrom
Chief Executive Officer