Form 10KSB
period 2006-09-30
GENESIS CAPITAL CORP OF NEVADA
filed 2007-01-16
CIK 1083383

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                   FORM 10-KSB

                             -----------------------

(MARK ONE)

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For The Fiscal Year Ended September 30, 2006

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from ________ to ________

                         Commission file number: 0-27831

                      Genesis Capital Corporation of Nevada
        ----------------------------------------------------------------
                 (name of small business issuer in its charter)

                  Nevada                                   91-1947658
---------------------------------              ---------------------------------
  (State or other jurisdiction                 (IRS Employee Identification No.)
of incorporation or organization)


             One N.E. First Avenue, Suite 306, Ocala, Florida 34470
        ----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

         Issuer's telephone number, including area code: (718) 554-3652

         Securities Registered under Section 12(b) Of The Exchange Act:

Title of each class                   Name of each exchange on which registered
     None                                               None
    ------                                             ------

Securities Registered under Section 12(g) Of The Exchange Act:

                         Common Stock, $0.001 Par Value
                                (Title of class)

         Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. [ ]

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

         State issuer's revenues for its most recent fiscal year - $0.00.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: January 9, 2007 - $0.00.

         On January 9, 2007, there are approximately 10,244,911 shares of our common voting stock held by non-affiliates.

               (Issuers Involved in Bankruptcy Proceedings During
                              the past Five Years)

         Check whether the issuer has filed all documents and report required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]


                   (Applicable Only to Corporate Registrants)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: January 9, 2007 - 84,355,220 shares of common stock.

                      (Documents Incorporated By Reference)

         None

Transitional Small Business Disclosure Format (Check One):

         Yes [ ]    No [X]

                      Genesis Capital Corporation of Nevada
                                   FORM 10-KSB
                                      INDEX

                                                                           Page
                                     Part I

Item 1.  Description of Business..........................................   3

Item 2.  Description of Property..........................................  14

Item 3.  Legal Proceedings................................................  14

Item 4.  Submission of Matters to a Vote of Security Holders..............  14

                                     Part II

Item 5.  Market for Common Equity and Related
                  Stockholder Matters.....................................  14

Item 6.  Management's Discussion and Analysis or
                  Plan of Operations......................................  15

Item 7.  Financial Statements.............................................  17

Item 8.  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure..................  34

Item 8A.  Controls and Procedures.........................................  34

Item 8B.  Other Information...............................................  34


                                    Part III

Item 9.  Directors, Executive Officers, Promoters, Control Persons and
                  Corporate Governance; Compliance with Section 16(a)
                  of the Exchange Act.....................................  35

Item 10. Executive Compensation...........................................  36

Item 11. Security Ownership of Certain Beneficial Owners
                  and Management and Related Stockholder Matters..........  38

Item 12. Certain Relationships and Related Transactions, and
                  Director Independence...................................  39

Item 13. Exhibits............. ...........................................  40

Item 14. Principal Accountant fees and services...........................  40

Signatures................................................................  41

                                     PART I

This annual report on Form 10-KSB contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the Company, us, our future performance, our beliefs and our Management's assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict or assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the filing of this Form 10-KSB, whether as a result of new information, future events, changes in assumptions or otherwise.

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

         On July 1, 2004, the Company entered into a two (2) year agreement with Wahoo Funding LLC, an affiliated Florida limited liability company, whereby the Company shall render to Wahoo certain financial and business consulting services in exchange for a total of $700,000.

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

         On or about February 19, 2006, the Company's registration statement filed with the SEC on Form 10-SB became effective. Accordingly, the Company has resumed the filing of reporting documentation in an effort to maximize shareholder value. The best use and primary attraction of the Company as a merger partner or acquisition vehicle will be its status as a reporting public company. Any business combination or transaction may potentially result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

Current Business Plan

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

         The Company during the year ended September 30, 2002 became aware that some or all of the stock issuances relating to debenture conversions may have not been in compliance with the registration provisions of Section 5 of the Securities Act of 1933 as amended. As a result, the Company reclassified $266,377 to temporary equity as of September 30, 2004 and 2003. This account acted as a reserve for capital that the Company may be required to pay. In the first quarter of 2007 the Company is reclassifying the temporary equity to permanent equity.

         As described below, the Company does not now view the possible securities violations as material and as such has re-reclassified the temporary equity back to permanent equity.

         The specific circumstances surrounding said potential violations are as follows:

         On or about October 30, 2001, Senior Lifestyle Communities, Inc. ("Communities") issued 8% Senior Subordinated Convertible Redeemable Debentures ("Debentures") in the aggregate principal amount of $ 1,000,000 to Sea Lion Investors LLC; Equity Planners LLC; and Myrtle Holdings LLC. Subsequent to the issuance of the Debentures, Communities became a wholly owned subsidiary of the Company and the Company assumed all of the obligations of Communities under the Debentures. The Debentures were issued pursuant to Regulation D Rule 504(b)(iii). The Debentures permit the holders thereof to convert all or any amount over $5,000.00 of the principal face amount of the Debentures into shares of common stock at a conversion price of 70% of the per share price valued in accordance with the book value of the common stock or 70% of the lowest closing bid price as quoted on the OTC Bulletin, if the shares are quoted in the OTC Bulletin Board.

         On December 13, 2001, the Company entered into an Escrow Agreement with Sroya Holdings LLC, as escrow agent ("Sroya"), and Sea Lion Investors LLC; Equity Planners LLC; and Myrtle Holdings LLC, and deposited 100,000,000 shares of its common stock ("Escrow Shares") with Sroya to ensure the timely delivery of the Company's common stock upon the exercise of the conversion privileges by the Debenture holders. All the Escrow Shares were issued upon conversion of the Debentures by the Debenture Holders.

         Section 5 of the Securities Act prohibits the public sale of securities absent an effective registration statement being filed with the SEC, unless an exemption from registration applies. The above transactions were performed in a manner thought to be exempt from the registration requirements of Section 5 of the Securities Act. However, the requirements of the exemptions relied on do not appear to have been satisfied. The Company was exposed to possible litigation under Section 2(a)(1) of the Securities Act. However, Section 13 of the Securities Act provides that no action shall be maintained for offering or selling securities in violation of Section 5 unless that action is brought within one year of the date of the violation. No action was brought within the time allotted. Accordingly, in the first quarter of fiscal 2007, the Company reclassified all remaining amounts from temporary equity to permanent stockholder equity.

         As of September 30, 2006 the Company had $453,720 in Debentures outstanding and $161,827 in accrued interest expense on the Debentures. The Company has determined that the statute of limitations to file a claim to seek repayment on the Debentures expires on October 30, 2006. As of January 8, 2007 no action has been filed and accordingly, on October 30, 2006 the Company wrote off the Debenture balance of $453,720 and accrued interest of $161,827.


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

                 THE COMPANY CURRENTLY HAS NEGLIGIBLE OPERATIONS

         Other than the arrangement with Wahooo Funding LLC describe below, the Company has had no or limited operations since March 2002. On July 1, 2004, the Company entered into a two (2) year agreement with Wahoo Funding LLC, an affiliated Florida limited liability company, whereby the Company shall render to Wahoo certain financial and business consulting services in exchange for a total of $700,000. Except for the foregoing contract with Wahoo, the Company has not engaged in any operations and has been virtually dormant for several years.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company shares office space and a phone number with its principals at One N.E. First Avenue, Suite 306, Ocala, Florida 34470. The Company does not have a lease and the Company pays no rent for the leased space. The Company does not own any properties nor does it lease any other properties. The Company does not believe it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations as described herein.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any pending legal proceedings nor is any of the Company's property the subject of any pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of its stockholders, through the solicitation of proxies or otherwise, during fiscal 2006.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the "Pink Sheets" under the symbol "GNCP.PK". Such trading of our common stock is limited and sporadic

Prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions. The following table sets forth high and low bid quotations of the Company's common stock (broken-down into fiscal quarters) for the periods indicated as reported on the OTC Bulletin:

The table below sets forth the high and low bid quotations for the Company's Common Stock for the first quarter of fiscal 2007 and each quarter for fiscal years 2006 and 2005. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

                                  Closing Bids

                                              HIGH              LOW
                                              ----              ---
   2007
   ----

December 31, 2006                           $0.0001           $0.0002

   2006
   ----

September 30, 2006                          $0.0002           $0.0001
June 30, 2006                               $0.0001           $0.0001
March 31, 2006                              $0.0001           $0.0001
December 31, 2005                           $0.0001           $0.0001

   2005
   ----

September 30, 2005                          $0.0001           $0.0001
June 30, 2005                               $0.0001           $0.0001
March 31, 2005                              $0.0001           $0.0001
December 31, 2004                           $0.0001           $0.0001

         As of January 9, 2006, we had approximately 176 shareholders of record of the common stock.

         No cash dividends on outstanding common stock have been paid within the last two fiscal years, and interim periods. The Company does not anticipate or intend upon paying cash dividends for the foreseeable future.

         Sales of our unregistered securities during the past two years - NONE

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

OVERVIEW

         Since its incorporation in 1983, the Company has changed the nature of its business operations several times. Currently, the Company renders financial and consulting services to Wahoo Funding LLC, an affiliated Florida limited liability company. On July 1, 2004, the Company entered into a two (2) year agreement with Wahoo Funding LLC, an affiliated Florida limited liability company, whereby the Company shall render to Wahoo certain financial and business consulting services in exchange for a total of $700,000.

         Except for the foregoing contract with Wahoo, the Company has not engaged in any operations and has been virtually dormant for several years.


RESULTS OF OPERATIONS

               TWELVE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO
                     TWELVE MONTHS ENDED SEPTEMBER 30, 2005

Revenues

         Revenues were $0 for the twelve months ended September 30, 2006, as compared to $350,000 for the twelve months ended September 30, 2005. The reason for the decrease in revenues is the expiration of the two management agreement with Wahoo Funding, LLC.

Operating Expenses

         Operating expenses for the twelve months ended September 30, 2006 were $339,368 compared to $149,405 for the twelve months ended September 30, 2005. This increase in operating expenses was the result of increased professional fees and compensation to the Company officers.

Income (Loss) From Operations

         Loss from operations for the twelve months ended September 30, 2006 was ($339,268) compared to income of $200,595 for the twelve months ended September 30, 2005.

Interest Expense

         Interest expense was $41,778 and $36,297 for the twelve months ended September 30, 2006 and 2005, respectively.

Net Loss Applicable To Common Stock

         Net loss per share applicable to Common Stock was ($0.00) for the twelve months ended September 30, 2006, compared to $0.00 for the twelve months ended September 30, 2005.

Plan of Operations

         The Company intends to offer consulting services pursuant to its agreement with Wahoo Funding LLC. Also, the Company intends to search for suitable merger or acquisition candidates in order to expand its operations.

         The Company does not expect to hire any employees during the next 12 months.

CONTINUING OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

         For the past several years, the Company effectively ceased operations. The Company does not have any ongoing business operations or revenue sources beyond those from the contract with Wahoo, which contract expired in 2006.

         Accordingly, the Company's remaining operations will be limited to either its consulting operations or a business combination with an existing business. The revenue from consulting may not be sufficient to repay substantially all of the liabilities of the Company. These, among other matters, raise substantial doubt about the Company's ability to continue as a going concern.

         The Board of Directors of the Company has determined that, subject to stockholder approval, the best course of action for the Company is to complete a business combination with an existing business. The Company has limited liquidity or capital resources. In the event that the Company cannot complete a merger or acquisition and cannot obtain capital needs for ongoing expenses, including expenses related to maintaining compliance with the Securities laws and filing requirements of the Securities Exchange Act of 1934, the Company could be forced to cease operations.

         The Company currently plans to satisfy its cash requirements for the next 12 months by borrowing from affiliated company's with common ownership or control or directly from its officers and directors and believes it can satisfy its cash requirements so long as it is able to obtain financing from these affiliated companies. The Company currently expects that money borrowed will be used during the next 12 months to satisfy the Company's operating costs, professional fees and for general corporate purposes. The Company has also been exploring alternative financing sources. The Company currently has no plans to conduct any research and development, to purchase or sell any significant equipment or to make any significant changes in its number of employees.

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

         As of September 30, 2006, the Company had current assets consisting of accounts receivable, loans receivable from related parties, cash and cash equivalents in the amount of $198,824. As of September 30, 2006, the Company had current liabilities consisting of accounts payable, debentures payable and short term notes payable in the amount of $688,158.

         As of September 30, 2006 the Company had $453,720 in Debentures outstanding and $161,827 in accrued interest expense on the Debentures. As of January 8, 2007 The Company has determined that the statute of limitations to file a claim to seek repayment on the Debentures passed on October 30, 2006 and that no such claim has been filed. Accordingly, On October 30, 2006, the Company shall write off the Debenture balance of $453,720 and accrued interest of $161,827.

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

CRITICAL ACCOUNTING ESTIMATES

         The Company is a shell company and, as such, the Company does not employ critical accounting estimates. Should the Company resume operations it will employ critical accounting estimates and will make any disclosures that are necessary and appropriate.

ITEM 7.  FINANCIAL STATEMENTS

                      GENESIS CAPITAL CORPORATION OF NEVADA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS








                                                                         PAGE(S)

Report of Independent Registered Public Accounting Firm                    19

Consolidated Financial Statements:

         Balance Sheets as of September 30, 2006 and 2005                  20

         Statements of Operation for the Years
         Ended September 30, 2006 and 2005                                 21

         Statement of Changes in Stockholders' (Deficit)
         For the Years Ended September 30, 2006 and 2005                   22

         Statement of Changes in Stockholders' Temporary
         Equity for the Years Ended September 30, 2006 and 2005            23

         Statements of Cash Flows for the Years Ended
         September 30, 2006 and 2005                                       24

         Notes to Consolidated Financial Statements                      25-33

                    BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                               HIGH RIDGE COMMONS
                           200 HADDONFIELD BERLIN ROAD
                                 SUITES 400-403
                           GIBBSBORO, NEW JERSEY 08026
                        (856) 346-2828 FAX (856) 346-2882

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Genesis Capital Corporation of Nevada
Ocala, Florida

We have audited the accompanying consolidated balance sheets of Genesis Capital Corporation of Nevada (the "Company") as of September 30, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders' (deficit), changes in temporary equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genesis Capital Corporation of Nevada as of September 30, 2006 and 2005, and the results of its operations, changes in stockholders' (deficit), temporary equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company has raised certain issues that lead to substantial doubt about its ability to continue as a going concern. The Company incurred a loss for the current year and has had recurring losses for years including and prior to September 30, 2004 and has a deficit equity account. Additionally, the Company may have violated certain provisions of
Section 5 of the Securities Act of 1933. (See notes 6 and 10). Management's plans in regards to these matters are also discussed in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Gibbsboro, New Jersey

January 12, 2007

                         GENESIS CAPITAL CORPORATION OF NEVADA
                               CONSOLIDATED BALANCE SHEET
                                   SEPTEMBER 30,2006



                                         ASSETS

                                                                                     2006                2005
                                                                                ----------------    ---------------
CURRENT ASSETS
  Cash and cash equivalents                                                      $        4,908      $      13,223
  Accounts receivable                                                                   143,482            437,500
  Loans receivable related party                                                         50,434            135,654
                                                                                ----------------    ---------------

TOTAL ASSETS                                                                     $      198,824      $     586,377
                                                                                ================    ===============


    LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                          $      234,438      $     125,529
  Debentures payable                                                                    453,720            453,720
  Loans payable - officers                                                                    -             21,540
                                                                                ----------------    ---------------

      TOTAL CURRENT LIABILITIES                                                         688,158            600,789
                                                                                ----------------    ---------------

TEMPORARY EQUITY                                                                        266,377            266,377
                                                                                ----------------    ---------------

STOCKHOLDERS' (DEFICIT)
  Preferred stock, $.001 par value; 10,000,000 shares
     authorized and 5,000,000 shares issued and outstanding
  Common stock, $.001 par value; 500,000,000                                              5,000              5,000
    shares authorized and 84,355,220 shares issued
    and outstanding                                                                      84,355             84,355
  Additional paid-in capital                                                            109,091            244,745
  Accumulated deficit                                                                  (954,157)          (614,889)
                                                                                ----------------    ---------------

      TOTAL STOCKHOLDERS' (DEFICIT)                                                    (755,711)          (280,789)
                                                                                ----------------    ---------------

TOTAL LIABILITIES, TEMPORARY EQUITY AND
   STOCKHOLDERS' (DEFICIT)                                                       $      198,824      $     586,377
                                                                                ================    ===============


         The accompanying notes are an integral part of the consolidated financial statements.

                      GENESIS CAPITAL CORPORATION OF NEVADA
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005

                                                                                      2006                  2005
                                                                                ------------------    ------------------
CONSULTING REVENUE                                                               $              -      $        350,000
                                                                                ------------------    ------------------

OPERATING EXPENSES
   Professional fees and compensation expenses                                            214,393                 3,854
   Administrative expenses                                                                 83,097                63,313
   Bad debt                                                                                     -                45,941
   Interest expense                                                                        41,778                36,297
                                                                                ------------------    ------------------

          TOTAL OPERATING EXPENSES                                                        339,268               149,405
                                                                                ------------------    ------------------

INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAXES                                                                       (339,268)              200,595
   Provision for income taxes                                                                   -                     -
                                                                                ------------------    ------------------

NET  INCOME (LOSS) APPLICABLE TO COMMON SHARES                                   $       (339,268)     $        200,595
                                                                                ==================    ==================

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES                                   $          (0.00)     $           0.00
                                                                                ==================    ==================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                                            84,355,220            84,355,220
                                                                                ==================    ==================




















         The accompanying notes are an integral part of the consolidated financial statements.

             GENESIS CAPITAL CORPORATION OF NEVADA AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)
                 FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005



                                                                                     ADDITIONAL
                                         PREFERRED STOCK     COMMON STOCK             PAID-IN    ACCUMULATED
                                         SHARES      AMOUNT     SHARES      AMOUNT     CAPITAL    (DEFICIT)       TOTAL
                                      -----------  --------- ------------ --------- ----------- ------------- ------------


Balance, September 30, 2004            5,000,000    $ 5,000   84,355,220   $84,355     244,745    $ (815,484)  $ (481,384)

Net income for the year ended
  September 30, 2005                           -          -            -         -           -       200,595      200,595
                                      -----------  --------- ------------ --------- ----------- ------------- ------------

Balance, September 30, 2005            5,000,000      5,000   84,355,220    84,355     244,745      (614,889)    (280,789)

Related party debt forgiveness                                                        (135,654)                  (135,654)

Net (loss) for the year ended
  September 30, 2006                           -          -            -         -           -      (339,268)   $(339,268)
                                      -----------  --------- ------------ --------- ----------- ------------- ------------

Balance, September 30, 2006            5,000,000    $ 5,000   84,355,220   $84,355   $ 109,091    $ (954,157)   $(755,711)
                                      ===========  ========= ============ ========= =========== ============= ============

























         The accompanying notes are an integral part of the consolidated financial statements.

                        GENESIS CAPITAL CORPORATION OF NEVADA
               CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY EQUITY
                   FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005




                                                                                     ADDITIONAL
                                                       COMMON STOCK                   PAID-IN         ACCUMULATED
                                                        SHARES          AMOUNT        CAPITAL          (DEFICIT)         TOTAL
                                                   ----------------- ------------- --------------- ------------------ -------------


Balance, September 30, 2004                             383,594,468   $   383,594   $    (244,745)  $        127,528   $   266,377

Activity for the year ended September 30, 2005                    -             -               -                  -             -
                                                   ----------------- ------------- --------------- ------------------ -------------

Balance, September 30, 2005                             383,594,468       383,594        (244,745)           127,528       266,377
                                                   ----------------- ------------- --------------- ------------------ -------------

Activity for the year ended September 30, 2006                    -             -               -                  -             -
                                                   ----------------- ------------- --------------- ------------------ -------------

Balance, September  30, 2006                            383,594,468   $   383,594   $    (244,745)  $        127,528   $   266,377
                                                   ================= ============= =============== ================== =============



























         The accompanying notes are an integral part of the consolidated financial statements.

                      GENESIS CAPITAL CORPORATION OF NEVADA
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005



                                                                                       2006                 2005
                                                                                -------------------- --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                      $         (339,268)  $          200,595
                                                                                -------------------- --------------------
   Adjustments to reconcile net (loss) to net cash provided by(used in)
   operating activities:



   CHANGES IN ASSETS AND LIABILITIES:
   (Increase) Decrease in Accounts Receivable                                               294,018              (87,500)
   (Decrease) in Loans Payable                                                              (21,540)             (23,360)
   Increase in Accounts Payable and Accrued Expenses                                        108,909               36,297
                                                                                -------------------- --------------------
          TOTAL ADJUSTMENTS                                                                 381,387              (74,563)
                                                                                -------------------- --------------------
          NET CASH PROVIDED BY(USED IN) OPERATING ACTIVITIES                                 42,119              126,032
                                                                                -------------------- --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   (Increase) in Loans Receivable                                                           (50,434)            (112,954)
                                                                                -------------------- --------------------
          NET CASH (USED IN) FINANCING ACTIVITIES                                           (50,434)            (112,954)
                                                                                -------------------- --------------------


NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                              $           (8,315)  $           13,078

CASH AND CASH EQUIVALENTS
   BEGINNING OF YEAR                                                                         13,223                  145
                                                                                -------------------- --------------------

CASH AND CASH EQUIVALENTS
   END OF YEAR                                                                   $            4,908   $           13,223
                                                                                ==================== ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

CASH PAID DURING THE YEAR FOR:
   Interest Expense                                                              $               55   $                -
                                                                                ==================== ====================

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
   Related party debt forgiveness reclassed to additional
    paid-in capital                                                              $          135,654   $                -
                                                                                ==================== ====================

         The accompanying notes are an integral part of the consolidated financial statements.

                      GENESIS CAPITAL CORPORATION OF NEVADA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2006 AND 2005

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION
         --------------------------------------

         Genesis Capital Corporation of Nevada (the "Company") was incorporated in the State of Colorado in 1983. The Company has a total of 500,000,000 authorized common shares at September 30, 2006 and 2005, respectively, (par value $.001) with 467,949,688 shares issued and outstanding at September 30, 2006 and 2005, respectively, and 10,000,000 shares authorized preferred stock (par value of $.001) with 5,000,000 shares issued and outstanding as of September 30, 2006 and 2005.

         The Company may be in violation of Section 5 under the Securities and Exchange Commission Act as amended. The Company has reclassified certain common shares issued to a temporary equity account from its permanent deficit. See Note 6.

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

         Senior Lifestyle Communities, Inc. is a Nevada Corporation engaged in the development of senior adult residences, incorporated in August, 2001. In addition to Senior Lifestyle Communities, Inc., the Company has Senior Adult Lifestyles, Inc. a wholly-owned subsidiary effective October 30, 2001. Additionally, the Company has not renewed the corporate charters for Senior Lifestyle Communities, Inc. and Senior Adult Lifestyles, Inc. The Company has transferred all assets and liabilities associated with these companies into the parent Genesis Capital Corporation of Nevada as the subsidiaries will be dissolved in 2007.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

         REVENUE AND COST RECOGNITION

         The Company's consolidated financial statements are prepared using the accrual method of accounting. Under this method, revenue is recognized when earned and expenses are recognized when incurred. The Company did not earn any revenue from consulting services in 2006.

         CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

         The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000.

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these consolidated financial instruments.

         ------------------------------------------------------

         EARNINGS (LOSS) PER SHARE OF COMMON STOCK

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

         The Company has used the issued and weighted average shares as reported in the permanent stockholders' schedule.

         The following is a reconciliation of the computation for basic and diluted EPS:

                                             September 30,      September 30,
                                                2006                 2005
                                          -----------------    -----------------

         Net income (loss)                 $      (339,268)     $       200,595
                                          -----------------    -----------------

         Weighted-average common shares
           outstanding (Basic)                  84,355,220           84,355,220

         Weighted-average common stock
           equivalents:
             Stock options                               -                    -
             Warrants                                    -                    -
                                          -----------------    -----------------
         Weighted-average common shares
           outstanding (Diluted)                84,355,220           84,355,220
                                          =================    =================


         There were no outstanding options and warrants at September 30, 2006 and 2005.

         RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs." SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on the Company's financial position or results of operations.

         ------------------------------------------------------

         RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company's financial position or results of operations.

         In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140." SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets," and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 155 will have on its financial position or results of operations.

         In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140." SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer's financial assets that meets the requirements for sale accounting, a transfer of the servicer's financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated

         ------------------------------------------------------

         RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

         affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 156 will have on its financial position or results of operations.

         In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements," which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS No. 157 should be applied prospectively. Management is assessing the potential impact on Genesis's financial condition and results of operations.

         In September 2006, the FASB issued SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans", which amends SFAS No. 87 "Employers' Accounting for Pensions" (SFAS No. 87), SFAS No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" (SFAS No.
         88), SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106), and SFAS No. 132R "Employers' Disclosures about Pensions and Other Postretirement Benefits (revised
         2003)" (SFAS No. 132R). This Statement requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor's year end. The standard provides two transition alternatives related to the change in measurement date provisions. The recognition of an asset and liability related to the funded status provision is effective for fiscal year ending after December 15, 2006 and the change in measurement date provisions is effective for fiscal years ending after December 15, 2008. This pronouncement has no effect on Genesis Capital at this time.

         RECLASSIFICATIONS

         Certain amounts for the year ended September 30, 2005 have been reclassified to conform with the presentation of the September 30, 2006 amounts. The reclassifications have no effect on the net income for the year ended September 30, 2006 and 2005.

NOTE 3 - ACCOUNTS RECEIVABLE

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

         The Company earned a total of $700,000 in consulting revenue during the years ended September 30, 2005 and 2004 and collected $556,518 through the date of this report. The agreement was in effect until August 31, 2006. The Company's management has determined that there should be no allowance for doubtful collections.

NOTE 4 - LOANS PAYABLE OFFICERS

         This represents amounts advanced to the Company by the officers of the Company. These amounts have no specific payment terms and are due on demand. No interest has been recorded on these amounts, due to the relative short-term repayments on them. As of this report payables to officers have been settled.

NOTE 5 - DEBENTURES PAYABLE

         The Company has outstanding convertible debentures at September 30, 2006 and 2005 in the amount of $453,720. The debentures are convertible at the investors' discretion pursuant to the convertible debenture agreement. These debentures were to mature along with the related interest on November 1, 2003 and are in default. (See note 6.)

         Interest expense and accrued interest on these debentures were $36,297 and $36,297 for the years ended September 30, 2006 and 2005, respectively. The interest rate is approximately 8% per annum. The debentures as of October 2007 have expired under Colorado law and will be written-off in 2007.

NOTE 6 - TEMPORARY EQUITY

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

         Temporary equity at September 30, 2006 and 2005 was $266,377. Substantially all the shares issued in connection with the conversion of debentures have been reclassified as temporary equity. The Company has not recorded any additional liabilities associated with the possible violations. The temporary equity will be reclassified in 2007 to permanent deficit as the debentures will all have expired in 2007 and the SB registration was deemed effective to cure this in February 2006.

NOTE 7 - STOCKHOLDERS' (DEFICIT)

         COMMON AND PREFERRED STOCK

         In October 2001, the Company completed a recapitalization whereby, the Company had authorized two classes of stock; preferred stock with a par value of $.001 and 10,000,000 shares authorized, and common stock with a par value of $.001, and 500,000,000 shares authorized.

         As of September 30, 2006 and 2005, the Company had issued 5,000,000 of its preferred stock.

         The Company has also issued as of September 30, 2006 and 2005, 467,949,688 of its common shares, of which 383,594,468 shares have been reclassified to temporary equity (See Note 6).There have been no issuances of preferred or common stock for the years ended September 30, 2006 and 2005, respectively.

         OPTIONS AND WARRANTS

         The Company had no options or warrants outstanding at September 30, 2006 and 2005, respectively.

NOTE 8 - GOING CONCERN

         The Company incurred a loss for the current year and has had recurring losses for years including and prior to September 30, 2004 and has a deficit equity account of $954,157.

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

         The Company may have violated certain provisions of Section 5 of the Securities Act of 1933 (See notes 6 and 10). The Company reclassified $266,377 into temporary equity from permanent equity. The Company plans to resolve this issue in 2007.

         The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 9 - INCOME TAXES

         The net deferred tax assets in the accompanying consolidated balance sheets include the following components at September 30, 2006 and 2005:

                                                 2006                2005
                                            ----------------    ----------------

Deferred tax assets                          $      286,247      $      184,467
Deferred tax valuation allowance                   (286,247)           (184,467)
                                            ----------------    ----------------

Net deferred tax assets                      $            -      $            -
                                            ================    ================

         Due to the uncertainty of utilizing the approximate $954,157 and $614,889 in net operating losses, for the years ended September 30, 2006 and 2005 respectively, and recognizing the deferred tax assets, an offsetting valuation allowance has been established.

NOTE 10 - CONTINGENCY/UNCERTAINTY

         The Company during the year ended September 30, 2002 became aware that some or all of the stock issuances relating to the debenture conversions may have not been in compliance without compliance with the registration provisions of section 5 of the Securities Act of 1933 as amended. As a result, the Company has reclassified $266,377 to temporary equity as of September 30, 2006 and 2005. This account acts as a reserve for capital that the Company may be required to pay. This will be cured as of October 2007. See notes 5 and 6.

         Additionally, the Company has not renewed the corporate charters for Senior Lifestyle Communities, Inc. and Senior Adult Lifestyles, Inc. The Company has transferred all assets and liabilities associated with these companies into the parent Genesis Capital Corporation of Nevada as the subsidiaries will be dissolved in 2007.

NOTE 11 - RELATED PARTY RECEIVABLES

         The Company has advanced certain related companies funds that are due on demand without interest.

NOTE 12 - SUBSEQUENT EVENT

         In 2007, the convertible debentures have expired under Colorado statute and will be written-off. Additionally, the Company has cured the temporary equity contingency with an effective SB registration filed February 2006 along with the expiration of the debentures.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE

ITEM 8A. CONTROLS AND PROCEDURES

         The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company's management, including the Company's chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

         Based upon their evaluation as of the end of the period covered by this report, the Company's chief executive officer and chief financial officer concluded that, the Company's disclosure controls and procedures are not effective to ensure that information required to be included in the Company's periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

         The Company's board of directors was advised by Bagell, Josephs, Levine & Company, L.L.C., the Company's independent registered public accounting firm, that during their performance of audit procedures for 2006 Bagell, Josephs, Levine & Company, L.L.C. identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company's internal control over financial reporting.

         This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, the size of the Company prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures


CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers

         The following individuals were serving as executive officers of the Company on January 8, 2006:

Name                    Age               Title

Christopher Astrom      36            President, Chief Executive Officer,
                                      Director

Richard Astrom          60            Vice President, Director


      The Company's board of directors currently consists of two persons. The following information with respect to the principal occupation or employment, other affiliations and business experience during the last five years of the directors has been furnished to the Company by such directors. Except as indicated, the directors have had the same principal occupation for the last five years. The Company has no standing audit committee. Because the Company has no standing audit committee it does not have an audit committee financial expert serving on the audit committee.

         Richard S. Astrom (60). Mr. Astrom became President, Chief Executive Officer and a director of the Company on November 1, 2001. Since 1995, Mr. Astrom has served as President and Chief Executive Officer of National Realty and Mortgage, Inc. and as a director of Capital Solutions I, Inc. He has been an active real estate broker in Florida since 1969. Mr. Astrom earned a Bachelors Degree in Business Administration from the University of Miami. Richard Astrom is the father of Christopher Astrom.

         Christopher Astrom (36). Mr. Astrom became Corporate Secretary, Treasurer and a director of the Company on November 1, 2001. Since 1995, Mr. Astrom has served as Vice-President and Corporate Secretary of National Realty and Mortgage, Inc. with responsibilities for property acquisitions. Mr. Astrom is the President, Corporate Secretary and a director of Capital Solutions I, Inc. He graduated from the University of Florida with a Bachelors Degree in Business Administration. Christopher Astrom is the son of Richard Astrom.

         Capital Solutions I, Inc., is a public Company trading on the over the counter bulletin board. Capital Solutions I files periodic reports pursuant to the Securities Exchange Act of 1934.

         National Realty and Mortgage, Inc., is a public company trading on the over the counter bulletin board. National Realty and Mortgage, Inc. files reports pursuant to the Securities Exchange Act of 1934.

         All executive officers are elected by the Board and hold office until the next Annual Meeting of stockholders and until their successors are elected and qualify.

Prior experience with blank check companies:

         The following sets forth the prior experience of our Executive Officers and Directors with blank check companies:

         Blank Check Company: Capital Solutions I, Inc.

         Name and position of our executives: (1) Richard Astrom, Director, and
(2) Christopher Astrom, President, Secretary and Director

         Capital Solutions I, Inc. ("Capital Solutions"), is a blank check public Company trading on the over the counter bulletin board. Capital Solutions is current in its periodic filings. Its file number is 000-09879.

         Both Richard Astrom and Christopher Astrom became directors of Capital Solutions on August 27, 2001. From 1983 through August 29, 2001, Capital Solutions was not engaged in any business. From August 29, 2001 through the 1st quarter of 2002, Capital Solutions was engaged in the construction business. Capital Solutions has had little or no business operations since the 1st quarter of 2002.

         Richard Astrom is Christopher Astrom's father. The Company does not have any employees other than Christopher Astrom and Richard Astrom.

         Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires the Company's directors, executive officers and ten percent beneficial owners to file reports of ownership and changes in ownership of their equity securities of the Company with the SEC and to furnish the Company with copies of such reports. Based solely upon its review of the copies of such reports received by it, the Company believes that, during the fiscal year ended 2005, all directors, executive officers and ten percent beneficial owners complied with such filing requirements.

         Code of Ethics

         The Company has not yet adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company's two directors, Richard and Christopher Astrom, have chosen not to adopt such a code of ethics because they are also the Company's principal executive officer and principal financial officer, and also the Company's only two employees.


ITEM 10. EXECUTIVE COMPENSATION

(a) Compensation.

The following table sets forth compensation awarded to, earned by or paid to the Company's Chief Executive Officer and the four other most highly compensated executive officers with compensation in excess of $100,000 for the years ended September 30, 2006, 2005 and 2004 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                Annual Compensation Long Term Compensation Awards

                                                                                      Securities
                                                                     Restricted       Underlying      All other
Name and Principal                        Salary        Bonus          Stock          Options/       compensation
        Position                 Year       ($)          ($)          Award(s)        Warrants          ($)

Christopher Astrom               2006     44,215
                                 2005        0            0                               0              0
                                 2004        0            0                               0              0

Richard Astrom                   2006     82,544
                                 2005        0            0                               0              0
                                 2004        0            0              0                0              0




EMPLOYMENT CONTRACTS

         The Company does not have an employment contract with any executive officers. Any obligation to provide any compensation to any executive officer in the event of his resignation, retirement or termination, or a change in control of the Company, or a change in any Named Executive Officers' responsibilities following a change in control would be negotiated at the time of the event.

         The Company may in the future create retirement, pension, profit sharing and medical reimbursement plans covering our Executive Officers and Directors.

         The Company does not have a compensation committee. Decisions concerning the compensation of our executive officers are made by the Board of Directors. The Board during fiscal 2006 participated in the Board's deliberations concerning executive officer compensation during the fiscal year ended May 31, 2006.

         On July 19, 2005, the Company entered into an Anti-Dilution Agreement with Christopher Astrom and Richard Astrom whereby Messrs. Astrom are guaranteed that their stock ownership percentage in the Company will not drop below 51%.

         The following tables show, as to the named executive officers, certain information concerning stock options:

                            OPTION GRANTS DURING 2006

                         PERCENT OF
                         TOTAL
         NUMBER OF       OPTIONS
         SECURITIES      GRANTED TO       EXERCISE OR
         UNDERLYING      EMPLOYEES IN     BASE PRICE
NAME     OPTIONS         FISCAL YEAR      ($/SH)         EXPIRATION DATE
----     ----------      ------------     -----------    ---------------

NONE


                AGGREGATED OPTIONS EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

         SHARES                         NUMBER OF SECURITIES
         ACQUIRED        VALUE          UNDERLYING UNEXERCISED          VALUE OF UNEXERCISED IN
NAME     ON EXERCISE     REALIZED       OPTIONS AT FY-END (#)           THE MONEY OPTIONS
----     -----------     --------       --------------------------      --------------------------
                                        EXERCISABLE  UNEXERCISABLE      EXERCISABLE  UNEXERCISABLE
                                        -----------  -------------      -----------  -------------
NONE



Compensation of Directors

         Our directors are not compensated for their services as directors of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth as of September 30, 2006, the number of outstanding common and preferred shares of the Company beneficially owned by (i) each person known to the Company to beneficially own more than 5% of its outstanding common shares, (ii) each director, (iii) each nominee for director,
(iv) each executive officer listed in the Summary Compensation Table, and (iv) all executive officers and directors as a group.

                  Name and                  Amount and
                  Address of                Nature of
Title             Beneficial                Beneficial        Percent
Of Class          Owner                     Owner             of Class(1)
-----------------------------------------------------------------------------
Common            Richard Astrom

Common            Christopher Astrom        48,880,309          10.45%

Common            National Realty and       25,230,000(a)        5.39%
                  Mortgage, Inc.

Common            All executive officers
                  And directors as
                  a group (2 persons)

Preferred-
Series A
Convertible       Christopher Astrom        5,000,000             100%
-----------------------------------------------------------------------------

(a) Richard Astrom is the President, a director, and controlling shareholder of National, and could be considered the beneficial owner of the shares issued to National. Christopher Astrom is an officer and director of National and could be also considered the beneficial owner of the shares issued to National.

(1) Based on an aggregate of 467,949,688 common shares and 5,000,000 preferred shares outstanding as of January 9, 2007. As adjusted for temporary equity there are is only 84,355,220 common shares outstanding. Each share of series A convertible preferred stock entitles the holder thereof to 25 votes on all matters, the right to convert each share into 25 shares of common stock and a liquidation preference of $1.00 per share


INDIVIDUAL COMPENSATION ARRANGEMENTS

         NONE

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE

         Richard Astrom is the father of Christopher Astrom.

         Richard Astrom is the President, a director, and controlling shareholder of National Realty and Mortgage, Inc., which in turn owns 25,230,000 shares of our common stock. Christopher Astrom is an officer and director of National.

ITEM 13. EXHIBITS

     (A) EXHIBITS.

The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

EXHIBIT
NUMBER            DESCRIPTION
------            -----------

2.1         Certificate of Incorporation*
2.2 Certificate of Amendment of Certificate of Incorporation Dated September 17, 2001*
2.3         Certificate of Designation of Series A Convertible Preferred Stock*
2.4         By-laws*
10.1        Management Agreement between Company and Wahoo Funding LLC*


* Previously filed with the Company's Form 10-SB/A Registration statement filed on January 19, 2006


31.1 Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Sec tion 302 of the Sarbanes-Oxley Act of 2002.

32.1     Certification pursuant to 18 U.S.C. Section 1350

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit and Non-Audit Fees

         Aggregate fees for professional services rendered for the Company by Bagell, Josephs, Levine, L.L.C for the fiscal years ended September 30, 2006 and 2005 are set forth below. The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of the Company's annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the fiscal years.

(All references to "$" in this Proxy Statement are to United States dollars.)

                                       Fiscal Year Ending     Fiscal Year Ending
                                       September 30, 2006     September 30, 2005

Audit Fees                                  $25,875                 $18,000

Audit-Related Fees                          $0                      $0

Tax Fees                                    $0                      $0

TOTAL                                       $25,875                 $18,000

         Audit Fees for the fiscal years ended September 30, 2006 and 2005 were for professional services rendered for the audits of the consolidated financial statements of the Company, quarterly review of the financial statements included in Quarterly Reports on Form 10-QSB, consents, and other assistance required to complete the year end audit of the consolidated financial statements.

         Audit-Related Fees as of the fiscal years ended September 30, 2006 and 2005 were for assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under the caption Audit Fees.

         Tax Fees as of the fiscal years ended September 30, 2006 and 2005 were for professional services related to tax compliance, tax authority audit support and tax planning.

         There were no fees that were classified as All Other Fees as of the fiscal years ended September 30, 2006 and 2005.

         As the Company does not have a formal audit committee, the services described above were not approved by the audit committee under the de minimus exception provided by Rule 2- 1(c)(7)(i)(C) under Regulation S-X. Further, as the Company does not have a formal audit committee, the Company does not have audit committee pre-approval policies and procedures.

            The Company's Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Bagell, Josephs & Levine as the Company's independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Bagell, Josephs & Levine in 2006 were approved by the Board of Directors.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 Genesis Capital Corporation of Nevada


                 /s/ CHRISTOPHER ASTROM
                 -------------------------
                 By:  Christopher Astrom
                 President, Chief Executive Officer
                 Date: January 16, 2007

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                 /s/ CHRISTOPHER ASTROM
                 -------------------------
                 By:  Christopher Astrom
                 Director
                 Date:  January 16, 2007


                  /s/ RICHARD ASTROM
                  -------------------------
                  By:  Richard Astrom
                  Director
                  Date:  January 16, 2007