Form 10QSB
period 2006-12-31
GENESIS CAPITAL CORP OF NEVADA
filed 2007-02-14
CIK 1083383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 2006

[     ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period from __________ To _________

Commission file number   027831

Genesis Capital Corporation of Nevada

(Exact Name of Registrant as Specified in its Charter)

Nevada	91-1947658
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

One NE First Avenue, Suite 306, Ocala, Florida 34470

(Address of principal executive offices)

(718) 554-3652

Issuer's telephone number

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
    Yes [ X ]    No [     ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
    Yes [ X ]    No [     ]

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

As of February 13, 2007, there were 467,949,688 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format
    Yes [     ]    No [ X ]

Genesis Capital Corporation of Nevada

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

GENESIS CAPITAL CORPORATION OF NEVADA

INDEX TO FINANCIAL STATEMENTS

PAGE(S)

Financial Statements:

Balance Sheet as of December 31, 2006 (Unaudited)	3

Statements of Operations for the three months ended December 31, 2006 and 2005 (Unaudited)	4

Statements of Cash Flows for the three months ended December 31, 2006 and 2005 (Unaudited)	5

Notes to Financial Statements (Unaudited)	6-13

GENESIS CAPITAL CORPORATION OF NEVADA
CONDENSED BALANCE SHEET (UNAUDITED)
DECEMBER 31,2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,192
Accounts receivable - management agreement	57,482
Loans receivable related party	50,434

TOTAL ASSETS	$112,108

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$61,024

Total Current Liabilities	$61,024

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; 10,000,000 shares
authorized and 5,000,000 shares issued and outstanding
Common stock, $.001 par value; 500,000,000	5,000
shares authorized and 467,949,688 shares issued
and outstanding	467,949
Accumulated deficit	(421,865)

Total Stockholders' Equity	51,084

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$112,108

The accompanying notes are an integral part of the condensed consolidated financial statements.

GENESIS CAPITAL CORPORATION OF NEVADA
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED DECEMBER 31,2006 AND 2005

	2006	2005

CONSULTING REVENUE	$-	$-

OPERATING EXPENSES
Professional fees and compensation expenses	58,190	935
Administrative expenses	28,526	35,915
Interest expense	-	11,809

Total operating expenses	86,716	48,659

LOSS BEFORE OTHER INCOME	(86,716)	(48,659)

OTHER INCOME
Other income - Debentures and related expenses - expiration	627,134	-
Total Other Income	627,134	-

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	540,418	(48,659)
Provision for income taxes	-	-

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$540,418	$(48,659)

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	467,949,688	467,949,688

The accompanying notes are an integral part of the condensed consolidated financial statements.

GENESIS CAPITAL CORPORATION OF NEVADA
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED DECEMBER 31,2006 AND 2005

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$540,418	$(48,659)

Adjustments to reconcile net (loss) to net cash
provided by (used in) operating activities:

Expirations of debentures	(453,720)	-
Expirations of expenses associated with debentures	(173,414)	-

Changes in assets and liabilities:
Decrease in management fee receivable	86,000	25,000
Increase in accounts payable and accrued expenses	-	11,810
Total adjustments	(541,134)	36,810

Net cash provided by (used in) operating activities	(716)	(11,849)

NET (DECREASE) IN CASH AND
CASH EQUIVALENTS	(716)	(11,849)

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	4,908	13,223

CASH AND CASH EQUIVALENTS
END OF PERIOD	$4,192	$1,374

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest Expense	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Reclassify Temporary Equity to Permanent Equity	$266,377	$-
Expiration of debentures	$453,720	$-
Expiration of costs associated with debentures	$173,414	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005 (UNAUDITED)

NOTE 1 -  ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the September 30, 2006 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

Genesis Capital Corporation of Nevada (the “Company”) was incorporated in the State of Colorado in 1983. The Company has a total of 500,000,000 authorized common shares at December 31, 2006 and 2005, respectively, (par value $.001) with 467,949,688 shares issued and outstanding at December 31, 2006 and 2005, respectively, and 10,000,000 shares authorized preferred stock (par value of $.001) with 5,000,000 shares issued and outstanding as of December 31, 2006 and 2005.

The Company may be in violation of Section 5 under the Securities and Exchange Commission Act as amended. The Company has reclassified certain common shares issued to a temporary equity account from its permanent deficit. The company has reclassified the temporary equity back to permanent equity as the violation was rectified.

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

Upon these agreements with Senior Lifestyle Communities, Inc., the Company on November 1, 2001 assumed by assignment, the obligation of certain 8% Series SPA Senior Subordinated Convertible Debentures in the face amount of $1,000,000 received by assignment from Senior Lifestyle Communities, Inc. and Sea Lion Investors, LLC, Equity Planners LLC, and Myrtle Holdings, LLC (collectively “Purchasers”), each a Colorado limited liability company, issue the Company’s debentures of Senior Lifestyle Communities, Inc. The debentures and associated expenses expired under Colorado law and were taken into income by the company in the first quarter of fiscal 2007.

Senior Lifestyle Communities, Inc. is a Nevada Corporation engaged in the development of senior adult residences, incorporated in August, 2001. In addition to Senior Lifestyle Communities, Inc., the Company has Senior Adult Lifestyles, Inc. a wholly-owned subsidiary effective October 30, 2001. The corporate charters of the subsidiaries were not renewed and revoked.

GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005 (UNAUDITED)
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

Revenue and Cost Recognition

The Company’s financial statements are prepared using the accrual method of accounting. Under this method, revenue is recognized when earned and expenses are recognized when incurred. The Company did not earn any revenue from consulting services in 2006 and 2005.

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

GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO CONDENSED FINANCIAL STATEMENTS  (CONTINUED)
DECEMBER 31, 2006 AND 2005 (UNAUDITED)
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

The Company has used the issued and weighted average shares as reported in the permanent stockholders’ schedule.

The following is a reconciliation of the computation for basic and diluted EPS:

	December 31,	December 31,
	2006	2005

Net income (loss)	$540,418	$(48,659)

Weighted-average common shares
outstanding (Basic)	467,949,688	467,949,688

Weighted-average common stock
equivalents:
Stock options	-	-
Warrants	-	-
Weighted-average common shares
outstanding (Diluted)	467,949,688	467,949,688

There were no outstanding options and warrants at December 31, 2006 and 2005.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs.” SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on the Company’s financial position or results of operations.

GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005 (UNAUDITED)
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 155 will have on its financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated

GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005 (UNAUDITED)
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

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

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS No. 157 should be applied prospectively. Management is assessing the potential impact on Genesis’s financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which amends SFAS No. 87 “Employers’ Accounting for Pensions” (SFAS No. 87), SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (SFAS No. 88), SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (SFAS No. 106), and SFAS No. 132R “Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003)” (SFAS No. 132R). This Statement requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. The standard provides two transition alternatives related to the change in measurement date provisions. The recognition of an asset and liability related to the funded status provision is effective for fiscal year ending after December 15, 2006 and the change in measurement date provisions is effective for fiscal years ending after December 15, 2008. This pronouncement has no effect on Genesis Capital at this time.

GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005 (UNAUDITED)
NOTE 3 - ACCOUNTS RECEIVABLE MANAGEMENT AGREEMENT

The Company entered into an agreement with Wahoo Funding LLC, a Florida limited liability company that is owned by common owners on July 1, 2004.

During the term of this Agreement, Genesis shall render to Wahoo Funding, LLC through such of Genesis’ officers, employees, agents, representatives and affiliates as Genesis, in its sole discretion, shall designate from time to time, advisory, consulting and other services (the “Oversight Services”) in relation to the operations of the Company, strategic planning, domestic and international marketing and financial oversight and including, without limitation, advisory and consulting services in relation to the selection, retention and supervision of independent auditors, the selection, retention and supervision of outside legal counsel, the selection, retention and supervision of investment bankers or other financial advisors or consultants and the structuring and implementation of equity participation plans, employee benefit plans and other incentive arrangements for certain key executives of the Company.

The Company earned a total of $700,000 in consulting revenue during the years ended September 30, 2005 and 2004. Of the $700,00 earned, $57,482 remains outstanding. The agreement was in effect until August 31, 2006. The Company’s management has determined that there should be no allowance for doubtful collections.

NOTE 4 - DEBENTURES PAYABLE

The Company had outstanding convertible debentures at September 30, 2006 and 2005 in the amount of $453,720. The debentures were convertible at the investors’ discretion pursuant to the convertible debenture agreement. These debentures were to mature along with the related interest on November 1, 2003 and were in default. The convertible debentures have expired under Colorado statute. The company has written off the debentures of $453,720 during the quarter ended December 31, 2006 and costs of $173,414 related to the debentures.

GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005 (UNAUDITED)
NOTE 5 - STOCKHOLDERS’ EQUITY

Common and Preferred Stock

In October 2001, the Company completed a recapitalization whereby, the Company had authorized two classes of stock; preferred stock with a par value of $.001 and 10,000,000 shares authorized, and common stock with a par value of $.001, and 500,000,000 shares authorized.

As of December 31, 2006 and 2005, the Company had issued 5,000,000 of its preferred stock.

The Company has also issued as of September 30, 2006 and 2005, 467,949,688 of its common shares.

The Company has reclassified back to permanent equity as of December 31, 2006 and 2005, 383,594,468 of its common shares. There have been no issuances of preferred or common stock for the three months ended December 31, 2006 and 2005, respectively.

Options and Warrants

The Company had no options or warrants outstanding at December 31, 2006 and 2005, respectively.

NOTE 6 - GOING CONCERN

The Company incurred a loss for the current year and has had recurring losses for years including and prior to September 30, 2004 and has an accumulated deficit account of $421,856.

There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

Management states that they are confident that they can initiate new operations and raise the appropriate funds to continue in its pursuit of a reverse merger or similar transaction.

The Company may have violated certain provisions of Section 5 of the Securities Act of 1933. The Company reclassified $266,377 into temporary equity from permanent equity. In December 2006 the company eliminated this temporary equity account as it is believed to have been cured.

The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.
.

GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005 (UNAUDITED)
NOTE 7 - INCOME TAXES

The net deferred tax assets in the accompanying balance sheets include the following components at December 31, 2006 and 2005:

	2006	2005

Deferred tax Assets	$126,557	$199,064
Deferred tax valuation allowance	(126,557)	(199,064)

Net deferred tax assets	$-	$-

Due to the uncertainty of utilizing the approximate $421,856 and $663,548 in net operating losses, for the three months ended December 31, 2006 and 2005 respectively, and recognizing the deferred tax assets, an offsetting valuation allowance has been established.

 NOTE 8 - LOANS RECEIVABLE RELATED PARTY

The Company has advanced certain related companies funds that are due on demand.

 NOTE 9 - SUBSEQUENT EVENT

On January 29, 2007, the board of directors approved the issuance of 5,000,000 shares of its Series A Convertible Preferred Stock to an officer, director, and 10% shareholder, in exchange for services rendered. This issuance was intended to be exempt from registration under section 4(2) of the Securities Act of 1933.

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

National and the Company have the same officers and directors and, accordingly, they may be deemed “affiliates".

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

RECENT EVENTS

On January 25, 2007, the Company filed a Certificate of Designation of Series A Convertible Preferred Stock with the state of Nevada, which certificate of designation increased the designated Series A Convertible Preferred Stock from 5,000,000 shares to 10,000,000 shares. On January 29, 2007, the Board of Directors approved the issuance of 5,000,000 shares of its Series A Convertible Preferred Stock to Christopher Astrom, in exchange for services rendered.

Each share of series A convertible preferred stock entitles the holder thereof to 25 votes on all matters, the right to convert each share into 25 shares of common stock and a liquidation preference of $1.00 per share.

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

As of September 30, 2006 the Company had $453,720 in Debentures outstanding and $161,827 in accrued interest expense on the Debentures. The Company has determined that the statute of limitations to file a claim to seek repayment on the Debentures expires on October 30, 2006 and no action was timely filed. On October 30, 2006 the Company wrote off the Debenture balance of $453,720 and accrued interest of $161,827.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO
THREE MONTHS ENDED DECEMBER 31, 2005

Revenues

Revenues were $0 for the three months ended December 31, 2006, as compared to $0 for the three months ended December 31, 2005.

Operating Expenses

Operating expenses for the three months ended December 31, 2006 were $86,716 compared to $48,659 for the three months ended December 31, 2005.

Income (Loss) From Operations

Income (Loss) from operations for the three months ended December 31, 2006 was $540,418 compared to $(48,659) for the three months ended December 31, 2005. The Income from Operations for December 31, 2006 is a result of the expirations and write off of the debentures and the expiration of related costs.

Net Income (Loss) Applicable To Common Stock

Net income (loss) per share applicable to Common Stock was $0 for the three months ended December 31, 2006, compared to $0 for the three months ended December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently plans to satisfy its cash requirements for the next 12 months by borrowing from affiliated companies with common ownership or control or directly from its officers and directors and believes it can satisfy its cash requirements so long as it is able to obtain financing from these affiliated companies. The Company currently expects that money borrowed will be used during the next 12 months to satisfy the Company's operating costs, professional fees and for general corporate purposes. The Company has also been exploring alternative financing sources. The Company currently has no plans to conduct any research and development, to purchase or sell any significant equipment or to make any significant changes in its number of employees.

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

As of December 31, 2006, the Company had current assets consisting of cash and cash equivalents in the amount of $4,192. As of December 31, 2006, the Company had current liabilities consisting of accounts payable and short term notes payable in the amount of $61,024.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company continues to assess the effects of recently issued accounting standards. The impact of all recently adopted and issued accounting standards has been disclosed in the Notes.

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

Item 3. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, the Company’s chief executive officer and chief financial officer concluded that, the Company’s disclosure controls and procedures are not effective to ensure that information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

The Company’s board of directors was advised by Bagell, Josephs, Levine & Company, L.L.C., the Company’s independent registered public accounting firm, that during their performance of audit procedures for 2006 Bagell, Josephs, Levine & Company, L.L.C. identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company’s internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, the size of the Company prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 29, 2007, the Board of Directors approved the issuance of 5,000,000 shares of its Series A Convertible Preferred Stock to Christopher Astrom, an officer, director and 10% shareholder, in exchange for services rendered. This issuance was intended to be exempt from registration under section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None

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

(i) Form 8-K filed January 29, 2007

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed by the undersigned, thereunto duly authorized.

GENESIS CAPITAL CORPORATION OF NEVADA.

Date: February 13, 2007

By: /s/ RICHARD ASTROM
Richard Astrom
Chief Executive Officer

By: /s/ CHRISTOPHER ASTROM
Christopher Astrom
Chief Financial Officer