Form 10QSB
period 2007-03-31
GENESIS CAPITAL CORP OF NEVADA
filed 2007-05-15
CIK 1083383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

| X |    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended      March 31, 2007

|__|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period from __________ To _________

Commission file number: 0-27831

Genesis Capital Corporation of Nevada

(Exact Name of Registrant as Specified in its Charter)

Nevada	91-1947658
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

One NE First Avenue, Suite 306, Ocala, Florida 34470

(Address of principal executive offices)

(718) 554-3652

Issuer’s telephone number

(Former Name, former address and former fiscal year, if changed since last report)

Check whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes | X |    No |__|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes | X |    No |__|

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court
Yes |__|    No |__|

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 15, 2007, there were 4,680,000 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format Yes |__|    No | X |

Genesis Capital Corporation of Nevada

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY AND ITS INDUSTRY. FORWARDLOOKING STATEMENTS ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE, ACHIEVEMENTS AND PROSPECTS TO BE MATERIALLY DIFFERENT FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARDLOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARDLOOKING STATEMENTS FOR ANY REASON EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

GENESIS CAPITAL CORPORATION OF NEVADA

GENESIS CAPITAL CORPORATION OF NEVADA
CONDENSED BALANCE SHEET (UNAUDITED)
MARCH 31,2007

ASSETS

2007

CURRENT ASSETS
Cash and cash equivalents	$13,877

TOTAL ASSETS	$13,877

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Officers Loan	$15,084
Total Current Liabilities	15,084

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.001 par value; 5,000,000 shares
authorized and 5,000,000 shares issued and outstanding
Common stock, $.001 par value; 500,000,000	5,000
shares authorized and 4,680,000 shares issued
and outstanding	4,680
Additional paid-in capital	463,270
Accumulated deficit	(474,157)

Total Stockholders' (Deficit)	(1,207)

TOTAL LIABILITIES AND
STOCKHOLDERS' (DEFICIT)	$13,877

GENESIS CAPITAL CORPORATION OF NEVADA
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX MONTHS ENDED MARCH 31,2007 AND 2006

	SIX MONTHS ENDED		THREE MONTHS ENDED
	2007	2006	2007	2006

CONSULTING REVENUE	-	-	-	-

OPERATING EXPENSES
Professional fees and compensation expenses	27,397	976	26,841	41
Administrative expenses	111,610	39,174	25,451	3,259
Bad Debt Expense	-	135,654	-	135,654
Interest expense	-	23,574	-	11,765

Total operating expenses	139,007	199,378	52,292	150,719

LOSS BEFORE OTHER INCOME (EXPENSE)	(139,007)	(199,378)	(52,292)	(150,719)

OTHER INCOME (EXPENSE)
Other income	627,134	-	-	-
Total Other Income (Expense)	627,134	-	-	-

NET PROFIT (LOSS) BEFORE PROVISION FOR INCOME TAXES	488,127	(199,378)	(52,292)	(150,719)
Provision for income taxes	-	-	-	-

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	488,127	(199,378)	(52,292)	(150,719)

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES	0.10	(0.04)	(0.01)	(0.03)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	4,680,000	4,680,000	4,680,000	4,680,000

GENESIS CAPITAL CORPORATION OF NEVADA
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED MARCH 31,2007 AND 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$488,127	$(150,719)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:

Bad debt	-	135,654

Changes in assets and liabilities:

Decrease in Loans receivable related party	50,434
Decrease in management fee receivable	143,482	-
(Decrease) increase in accounts payable and accrued expenses	(234,438)	11,750
Increase in officers loan	15,084	-
Total adjustments	(25,438)	147,404
Net cash provided by(used in) operating activities	462,689	(3,315)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from loans payable	-	4,000
(Decrease) in debenture payable	(453,720)	-
Net cash (used in) financing activities	(453,720)	4,000

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	$8,969	$685

CASH AND CASH EQUIVALENTS
BEGINNING OF YEAR	4,908	1,374

CASH AND CASH EQUIVALENTS
END OF YEAR	$13,877	$2,059

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID DURING THE YEAR FOR:
Interest expense	$-	$-

Income taxes paid	$-	$-

GENESIS CAPITAL CORPORATION OF NEVADA
CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007 AND 2006

NOTE 1 -  ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual condensed consolidated unaudited statements and notes. Certain information and footnote disclosures normally included in condensed consolidated unaudited financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated unaudited financial statements be read in conjunction with the September 30, 2006 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated unaudited financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the condensed consolidated operations, changes in permanent stockholders equity (deficit), changes in temporary equity and cash flows for the periods presented.

Genesis Capital Corporation of Nevada (the “Company”) was incorporated in the State of Colorado in 1983. The Company has a total of 500,000,000 authorized common shares at March 31, 2007 and 2006, respectively, (par value $.001) with 4,680,000 shares issued and outstanding at March 31, 2007 and 2006, respectively, and 10,000,000 shares authorized preferred stock (par value of $.001) with 5,000,000 shares issued and outstanding as of March 31, 2007 and 2006.

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

GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 1 -  ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

Senior Lifestyle Communities, Inc. is a Nevada Corporation engaged in the development of senior adult residences, incorporated in August, 2001. In addition to Senior Lifestyle Communities, Inc., the Company has Senior Adult Lifestyles, Inc. a wholly-owned subsidiary effective October 30, 2001. The corporate charters of the subsidiaries were not renewed and were dissolved.

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

Revenue and Cost Recognition

The Company’s condensed financial statements are prepared using the accrual method of accounting. Under this method, revenue is recognized when earned and expenses are recognized when incurred. The Company did not earn any revenue from consulting services in 2006 or 2007.

GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of six months or less to be cash equivalents.

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

GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (Continued)

The Company has used the issued and weighted average shares as reported in the permanent stockholders’ schedule.

The following is a reconciliation of the computation for basic and diluted EPS:

	March 31, 2007	March 31, 2006

Net income (loss)	$488,127	$(199,375)

Weighted-average common shares outstanding (basic)	4,680,000	4,680,000

Weighted-average common stock equivalents:
Stock options	-	-
Warrants	-	-

Weighted-averaged common shares outstanding (Diluted)	4,680,000	4,680,000

There have been no issuances of preferred or common stock for the six months ended March 31, 2007 and 2006, respectively. The company issued a one hundred to one reverse stock split that took effect on March 29, 2007. Therefore the current stock issued and outstanding is 4,680,000.

There were no outstanding options and warrants at March 31, 2007 and 2006.

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
MARCH 31, 2007 AND 2006 (UNAUDITED)

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company adoption of SFAS No. 155 did not have a material impact on the company’s financial position or results of operations.

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
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 did not have a material impact on the company’s financial position or results of operations.

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

GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 3- DEBENTURES PAYABLE

The Company had outstanding convertible debentures at September 30, 2006 and 2005 in the amount of $453,720. The debentures were convertible at the investors’ discretion pursuant to the convertible debenture agreement. These debentures were to mature along with the related interest on November 1, 2003 and were in default. The convertible debentures have expired under Colorado statute. The Company has written- off the debentures of $453,720 during the quarter ended December 31, 2006 and costs of $173,414 related to the debentures.

NOTE 4- STOCKHOLDERS’ EQUITY

Common and Preferred Stock

In October 2001, the Company completed a recapitalization whereby, the Company had authorized two classes of stock; preferred stock with a par value of $.001 and 10,000,000 shares authorized, and common stock with a par value of $.001, and 500,000,000 shares authorized.

As of March 31, 2007 and 2006, the Company had issued 5,000,000 of its preferred stock.

The Company has also issued as of September 30, 2006 and 2005, 467,949,688 of its common shares.

The Company has reclassified back to permanent equity as of March 31, 2007 and 2006, 383,594,468 of its common shares. There have been no issuances of preferred or common stock for the six months ended March 31, 2007 and 2006, respectively. The company issued a one hundred to one reverse stock split that took effect on March 29, 2007. Therefore the current stock issued and outstanding is 4,680,000.

On February 22, 2007, the Company filed an Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock with the state of Nevada, which certificate of designation decreased the designated Series A Convertible Preferred Stock from 10,000,000 shares to 5,000,000 shares. Each share of series A convertible preferred stock entitles the holder thereof to 25 votes on all matters, the right to convert each share into 25 shares of common stock and a liquidation preference of $1.00 per share. On February 22, 2007, the Company filed a Certificate of Designation of Series B Convertible Preferred Stock with the state of Nevada, which certificate of designation designated 5,000,000 shares of Series B Convertible Preferred Stock. Each share of series B convertible preferred stock entitles the holder thereof to 250 votes on all matters, the right to convert each share into 250 shares of common stock and a liquidation preference of $1.00 per share.

Options and Warrants

The Company had no options or warrants outstanding at March 31, 2007 and 2006, respectively.

GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 5- GOING CONCERN

The Company incurred a loss for the current year and has had recurring losses for years including and prior to September 30, 2004 and has an accumulated deficit account of $388,502.

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

The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 6- INCOME TAXES

The net deferred tax assets in the accompanying consolidated balance sheets include the following components at March 31, 2007 and 2006:

	2007	2006

Deferred tax assets	$116,551	$244,280
Deferred tax valuation allowance	$(116,551)	$(244,280)

Net deferred tax assets	$-	$-

Due to the uncertainty of utilizing the approximate $388,502 and $814,267 in net operating losses, for the six months ended March 31, 2007 and 2006 respectively, and recognizing the deferred tax assets, an offsetting valuation allowance has been established.

GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 7- OFFICERS LOANS

This represents amounts advanced to companies under common ownership, and officers of the Company. These amounts have no specific payment terms and are due on demand. No interest has been recorded on these amounts, due to the relative short-term repayments on them.

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

Since 1994, the activities of the Company have been limited, because it sold its wholly owned subsidiary, U.S. Staffing, Inc., during the 1994-95 fiscal year. In 1999, the Company merged with Lincoln Health Fund, Inc. which owned land in Tarrant County, Texas, which it planned to use in building a retirement center. Since 1999, the Company has had minimal activity. The Company is a shell corporation seeking a business to acquire.

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

Later in March 1999, the Company began discussions about acquiring Motor Sports on Dirt, Inc. ("Motor Sports"), which claimed to own NASCAR racetracks in the South. On April 6, 1999, the Company signed an Acquisition Agreement with Motor Sports which would have effected the Company's acquisition of Motor Sports. However as a result of continued disagreement and negotiations, the contemplated merger with Motor Sports was finally canceled on or about September 28, 1999.

On August 30, 2001, the Company entered into a Stock Acquisition Agreement ("Acquisition Agreement") with Christopher Astrom (Purchaser); Hudson Consulting Group, Inc. (Seller); and Global Universal, Inc (Seller), pursuant to which Mr. Astrom was granted the right to purchase 54,110,309 shares of common stock and 1,477,345 shares of preferred stock. Under the Acquisition Agreement, Mr. Astrom was to pay $315,000 to the Company for the common and preferred stock and tender to the Company all of the issued and outstanding common stock of Senior Lifestyle Communities, Inc. The Acquisition Agreement closed October 30, 2001. At the time of Closing, the purchased shares represented 95% of the issued and outstanding common and preferred stock of the Company.

On October 30, 2001, the Company entered into a Share Exchange Agreement and Plan of Reorganization with Mr. Astrom and Senior Lifestyle Communities, the purpose of which was to accommodate the financing by Mr. Astrom of his $315,000 obligation. Senior Lifestyle Communities issued 8% Series SPA Senior Subordinated Convertible Debentures in the initial amount of $360,000 to a nonaffiliated private source of financing.

At the close of the Acquisition Agreement and the Exchange Agreement, Communities became a wholly owned subsidiary of the Company. Communities owns all of the issued and outstanding common stock of Senior Adult Lifestyle, Inc.

Pursuant to an Agreement executed on December 26, 2001, made effective as of October 31, 2001 and a Statutory Warranty Deed dated October 30, 2001, the Company, through Senior, acquired from National Residential Properties, Inc. k/n/a National Realty & Mortgage, Inc. all of the right, title and interest of National in (i) a certain parcel of real property in Hebron, Connecticut; and (ii) four contracts to purchase certain parcels of real property in Watertown, New Milford, Granby and East Windsor, Connecticut. In March, 2002, the Company sold its interest in the Connecticut Properties to Nathan Kahn and CT Adult Condominiums, LLC.

National and the Company have the same officers and directors and, accordingly, may be deemed “affiliates".

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

In February, 2007, the Company filed an Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock with the state of Nevada, and a Certificate of Designation of Series B Convertible Preferred Stock. The Certificate of Designation of Series B Preferred Stock, designated 5,000,000 shares. On February 22, 2007, the Board of Directors approved the issuance of 5,000,000 shares of its Series B Convertible Preferred Stock to Christopher Astrom, in exchange for services rendered.

Each share of series A convertible preferred stock entitles the holder thereof to 25 votes on all matters, the right to convert each share into 25 shares of common stock and a liquidation preference of $1.00 per share. Each share of series B convertible preferred stock entitles the holder thereof to 250 votes on all matters, the right to convert each share into 250 shares of common stock and a liquidation preference of $1.00 per share.

On March 12, 2007 the Company effected a 1 for 100 reverse split of its common stock.

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

The Company during the year ended September 30, 2002 became aware that some or all of the stock issuances relating to debenture conversions may have not been in compliance with the registration provisions of Section 5 of the Securities Act of 1933 as amended. As a result, the Company reclassified $266,377 to temporary equity as of September 30, 2004 and 2003. This account acted as a reserve for capital that the Company may be required to pay. In the first quarter of 2007 the Company reclassified the temporary equity to permanent equity.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO
THREE MONTHS ENDED MARCH 31, 2006

Revenues

Revenues were $0.00 for the three months ended March 31, 2007, as compared to $0.00 for the three months ended March 31, 2006.

Operating Expenses

Operating expenses for the three months ended March 31, 2007 were $52,292 compared to $150,719 for the three months ended March 31, 2006. The decrease in operating expenses was the result of a one time bad debt charge in 2006 as well as the elimination of interest expense due to the write off of certain debenture debt. However, general and administrative expenses increased in 2007.

Loss From Operations

Loss from operations for the three months ended March 31, 2007 was $52,292 compared to $150,719 for the three months ended March 31, 2006.

Net Loss Applicable To Common Stock

Net loss per share applicable to Common Stock was $0.01 for the three months ended March 31, 2007, compared to $0.03 for the three months ended March 31, 2006.

SIX MONTHS ENDED MARCH 31, 2007 COMPARED TO
SIX MONTHS ENDED MARCH 31, 2006
Revenues

Revenues were $0.00 for the six months ended March 31, 2007, as compared to $0.00 for the six months ended March 31, 2006.

Operating Expenses

Operating expenses for the six months ended March 31, 2007 were $139,007 compared to $199,378 for the six months ended March 31, 2006. The decrease in operating expenses was the result of a one time bad debt charge in 2006 as well as the elimination of interest expense due to the write off of certain debenture debt. However, general and administrative expenses increased in 2007.

Loss From Operations

Loss from operations for the six months ended March 31, 2007 was $139,007 compared to $199,378 for the six months ended March 31, 2006.

Other Income

During the six months ended March 31, 2007, the Company recognized one time, non recurring, other income in the amount of $627,134 resulting from the write off of debentures including principal and interest.

Net Income (Loss) Applicable To Common Stock

Net income per share applicable to Common Stock was $0.10 for the six months ended March 31, 2007, compared to a net loss of ($0.04) for the six months ended March 31, 2006.

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

As of March 31, 2007, the Company had current assets consisting of cash and cash equivalents in the amount of $13,877. As of March 31, 2007, the Company had current liabilities consisting of an officers loan in the amount of $15,084.

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

THE COMPANY IS SUBJECT TO PENNY STOCK
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 29, 2007, the Board of Directors approved the issuance of 5,000,000 shares of Series A Convertible Preferred Stock to Christopher Astrom, an officer, director and 10% shareholder, in exchange for services rendered. This issuance was intended to be exempt from registration under section 4(2) of the Securities Act of 1933.

On February 22, 2007, the Board of Directors approved the issuance of 5,000,000 shares of its Series B Convertible Preferred Stock to Chris Astrom, an officer, director and 10% shareholder, in exchange for the surrender of the 5,000,000 shares of Series A Convertible Preferred Stock that had previously been issued to Mr. Astrom on January 29, 2007 and for services rendered. This issuance was intended to be exempt from registration under section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

none

Item 4. Submission of Matters to a Vote of Securities Holders

On March 12, 2007, we filed a Definitive Information Statement on Schedule 14A notifying our shareholders that action has been approved by the holders of at least a majority of the voting power of our shareholders, by written consents without holding a meeting of stockholders. By such written consents, such stockholders approved the following action:

1. To effect a reverse split of the Company's common stock in a ratio of one (1) new share for every one hundred (100) existing shares of common stock. There will be no change to the par value or the authorized shares of common stock of the Company and any fractional shares will be rounded up, and

2. To amend our Articles of Incorporation to effect the 1-for-100 reverse stock split with respect to our common stock.

Our Board of Directors unanimously adopted and approved the proposals, and on February 26, 2007 we received the written consent, in lieu of a meeting of stockholders, from the holders of 78.63% of the shares of our voting stock approving these actions. No other votes were required to adopt the Amendments and none are being solicited hereunder.

The Information Statement was first mailed or furnished to stockholders on or about March 13, 2007.

Item 5. Other Information

On January 29, 2007, the Company filed with the SEC a Form 8-K reporting the following events:

•  On January 25, 2007, the Company filed a Certificate of Designation of Series A Convertible Preferred Stock with the state of Nevada, which certificate of designation increased the designated Series A Convertible Preferred Stock from 5,000,000 shares to 10,000,000 shares. On January 29, 2007, the Board of Directors approved the issuance of 5,000,000 shares of its Series A Convertible Preferred Stock to Christopher Astrom, in exchange for services rendered. Each share of series A convertible preferred stock entitles the holder thereof to 25 votes on all matters, the right to convert each share into 25 shares of common stock and a liquidation preference of $1.00 per share.

On February 22, 2007, the Company filed with the SEC a Form 8-K reporting the following events:

•  On February 22, 2007, the Company filed an Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock with the state of Nevada, which certificate of designation decreased the designated Series A Convertible Preferred Stock from 10,000,000 shares to 5,000,000 shares. Each share of series A convertible preferred stock entitles the holder thereof to 25 votes on all matters, the right to convert each share into 25 shares of common stock and a liquidation preference of $1.00 per share.

•  On February 22, 2007, the Company filed a Certificate of Designation of Series B Convertible Preferred Stock with the state of Nevada, which certificate of designation designated 5,000,000 shares of Series B Convertible Preferred Stock. Each share of series B convertible preferred stock entitles the holder thereof to 250 votes on all matters, the right to convert each share into 250 shares of common stock and a liquidation preference of $1.00 per share.

Item 6. Exhibits

(a) Exhibits:

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed by the undersigned, thereunto duly authorized.

GENESIS CAPITAL CORPORATION OF NEVADA.

Date: May 15, 2007

By: /s/ RICHARD ASTROM

Richard Astrom
Chief Executive Officer, Director

By: /s/ CHRISTOPHER ASTROM

Christopher Astrom
Chief Financial Officer, Secretary, Director