Form 10QSB
period 2007-06-30
GENESIS CAPITAL CORP OF NEVADA
filed 2007-08-14
CIK 1083383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2007

[__]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period from __________ To _________

Commission file number:  027831

Genesis Capital Corporation of Nevada

(Exact Name of Registrant as Specified in its Charter)

Nevada	91-1947658
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

One NE First Avenue, Suite 306, Ocala, Florida 34470

(Address of principal executive offices)

(305) 407-9730

Issuer’s telephone number

 (Former Name, former address and former fiscal year, if changed since last report)

Check whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ]    No [__]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [ X ]    No [__]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court

Yes [__]    No [__]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of August 14, 2007, there were 4,680,000 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format    Yes [__]    No [ X ]

Genesis Capital Corporation of Nevada

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

PART I
FINANCIAL INFORMATION

Item 1.Financial Statements

GENESIS CAPITAL CORPORATION
OF NEVADA
CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007 AND 2006

GENESIS CAPITAL CORPORATION OF NEVADA

GENESIS CAPITAL CORPORATION OF NEVADA
CONDENSED BALANCE SHEET (UNAUDITED)
JUNE 30, 2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,112

TOTAL ASSETS	$7,112

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Officers Loan	$114,084

Total current liabilities	114,084

STOCKHOLDERS' DEFICIT
Preferred stock- Series A, $.001 par value; 5,000,000 shares
authorized and 5,000,000 shares issued and outstanding	5,000
Series B, $.001 par value; 5,000,000 shares
authorized and 0 shares issued and outstanding	-
Common stock, $.001 par value; 500,000,000
shares authorized and 4,680,000 shares issued
and outstanding	4,680
Additional paid-in capital	327,615
Accumulated deficit	(444,267)

Total Stockholders' Deficit	(106,972)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$7,112

The accompanying notes are an integral part of the condensed financial statements.

GENESIS CAPITAL CORPORATION OF NEVADA
CONDENSED STATEMENTS OF INCOME (UNAUDITED)
FOR THE NINE MONTHS AND THREE MONTHS ENDED JUNE 30, 2007 AND 2006

	NINE MONTHS		THREE MONTHS
	2007	2006	2007	2006

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees and compensation expenses	62,288	976	35,537
Administrative expenses	182,484	121,872	70,227	82,698
Bad debt expense	-	135,654	-	-
Interest expense	-	23,574	-

Total operating expenses	244,772	282,076	105,764	82,698

LOSS BEFORE OTHER INCOME	(244,772)	(282,076)	(105,764)	(82,698)

OTHER INCOME
Other income - Debentures and related expenses - expiration	627,134	-	-	-
Total Other Income	627,134	-	-	-

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	382,362	(282,076)	(105,764)	(82,698)
Provision for income taxes	-	-	-	-

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$382,362	$(282,076)	$(105,764)	$(82,698)

NET INCOME (LOSS) PER BASIC SHARES	$0.08	$(0.06)	$(0.02)	$(0.02)
NET INCOME (LOSS) PER DILUTED SHARES	$0.00	$(0.06)	$(0.02)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	4,680,000	4,680,000	4,680,000	4,680,000
DILUTED	129,680,000	4,680,000	4,680,000	4,680,000

The accompanying notes are an integral part of the condensed financial statements.

GENESIS CAPITAL CORPORATION OF NEVADA
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED JUNE 30, 2007 AND 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$382,362	$(282,076)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:

Bad debt	-	135,654
Expiration of debentures	(453,720)	-
Expiration of expenses associated with debentures	(173,414)	-

Changes in assets and liabilities:

Decrease in loans receivable related party	50,434	-
Decrease in management fee receivable	143,482	160,000
(Decrease) increase in accounts payable and accrued expenses	(61,024)	23,950
Increase in officers loan	114,084	-
Total adjustments	(380,158)	319,604
Net cash provided by operating activities	2,204	37,528

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from loans payable	-	4,000
Net cash provided by financing activities	-	4,000

NET INCREASE IN CASH AND
CASH EQUIVALENTS	2,204	41,528

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	4,908	13,223

CASH AND CASH EQUIVALENTS
END OF PERIOD	$7,112	$54,751

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

Cash paid during the period for:
Interest expense	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Reclassifiy Temporary Equity to Permenant Equity	$266,377	$-
Expiration of debentures	$453,720	$-
Expiration of costs associated with debentures	$173,414	$-

The accompanying notes are an integral part of the condensed financial statements.

GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual condensed unaudited statements and notes. Certain information and footnote disclosures normally included in condensed unaudited financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed unaudited financial statements be read in conjunction with the September 30, 2006 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed unaudited financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the condensed operations, changes in stockholders equity (deficit), and cash flows for the periods presented.

Genesis Capital Corporation ofNevada (the "Company") was incorporated in the State of Colorado in 1983. The Company has a total of 500,000,000 authorized common shares at June 30, 2007 and 2006, respectively, (par value $.001) with 4,680,000 shares issued and outstanding at June 30, 2007 and 2006, respectively, and 10,000,000 shares authorized preferred stock (par value of $.001) with 5,000,000 shares issued and outstanding as of June 30, 2007 and 2006.

The Company was in violation of Section 5 under the Securities and Exchange Commission Act as amended. The Company had reclassified certain common shares issued to a temporary equity account from its permanent deficit. The Company has reclassified the temporary equity back to permanent equity as the violation was rectified.

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
JUNE 30, 2007 AND 2006 (UNAUDITED)

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

Senior Lifestyle Communities, Inc. is a Nevada Corporation engaged in the development of senior adult residences, incorporated in August, 2001. In addition to Senior Lifestyle Communities, Inc., the Company has Senior Adult Lifestyles, Inc. a wholly-owned subsidiary effective October 30, 2001. The corporate charters of the subsidiaries were not renewed and were revoked.

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

Revenue and Cost Recognition

The Company's condensed financial statements are prepared using the accrual method of accounting. Under this method, revenue is recognized when earned and expenses are recognized when incurred. The Company did not earn any revenue from consulting services in 2007 or 2006.

GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of nine months or less to be cash equivalents. The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000.

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
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (Continued)

The Company has used the issued and weighted average shares as reported in the permanent stockholders' schedule.

The following is a reconciliation of the computation for basic and diluted EPS:

	June 30, 2007	June 30, 2006

Net income (loss)	$382,362	$(282,076)

Weighted-average common shares outstanding (Basic)	4,680,000	4,680,000

Weighted-average common stock equivalents:
Stock options	-	-
Warrants	-	-
Preferred stock conversions	125,000,000
Weighted-average common shares
outstanding (Diluted)	129,680,000	4,680,000

There have been no issuances of preferred or common stock for the nine months ended June 30, 2007 and 2006, respectively. The Company issued a one hundred to one reverse stock split that took effect on March 29, 2007. Therefore the current stock issued and outstanding is 4,680,000.

There were no outstanding options and warrants at June 30, 2007 and 2006.

GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes" and SFAS No.3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15,2005. The adoption of SFAS No. 154 did not have a material impact on the Company's financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140." SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. Dl, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets," and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company adoption of SFAS No. 155 did not have a material impact on the company's financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment ofFASB Statement No. 140." SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer's financial assets that meets the requirements for sale accounting, a transfer of the servicer's financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its

GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-forsale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15,2006. The adoption of SFAS No. 156 did not have a material impact on the company's financial position or results of operations.

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

In September 2006, the FASB issued SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans", which amends SFAS No. 87 "Employers' Accounting for Pensions" (SFAS No. 87), SFAS No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" (SFAS No. 88), SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS No.1 06), and SFAS No. 132R "Employers' Disclosures about Pensions and Other Postretirement Benefits (revised 2003)" (SFAS No. 132R). This Statement requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor's year end. The standard provides two transition alternatives related to the change in measurement date provisions. The recognition of an asset and liability related to the funded status provision is effective for fiscal year ending after December 15, 2006 and the change in measurement date provisions is effective for fiscal years ending after December 15, 2008. This pronouncement has no effect on Genesis Capital at this time.

GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 3 - DEBENTURES PAYABLE

The Company had outstanding convertible debentures at September 30, 2006 and 2005 in the amount of $453,720. The debentures were convertible at the investors’ discretion pursuant to the convertible debenture agreement. These debentures were to mature along with the related interest on November 1, 2003 and were in default. The debentures were released by the debenture holders, the company recorded income on the relief of debt.

NOTE 4 - STOCKHOLDERS' EQUITY

Common and Preferred Stock

In October 2001, the Company completed a recapitalization whereby, the Company had authorized two classes of stock; preferred stock with a par value of $.001 and 10,000,000 shares authorized, and common stock with a par value of $.001, and 500,000,000 shares authorized.

As of June 30, 2007 and 2006, the Company had issued 5,000,000 of its preferred stock.

The Company has also issued as of September 30, 2006 and 2005, 467,949,688 of its common shares.

The Company has reclassified back to permanent equity as of June 30, 2007 and 2006, 383,594,468 of its common shares. There have been no issuances of preferred or common stock for the nine months ended June 30, 2007 and 2006, respectively. The Company issued a one hundred to one reverse stock split that took effect on March 29, 2007. Therefore the current stock issued and outstanding is 4,680,000. On February 22, 2007, the Company filed an Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock with the state of Nevada, which certificate of designation decreased the designated Series A Convertible Preferred Stock from 10,000,000 shares to 5,000,000 shares. Each share of series A convertible preferred stock entitles the holder thereof to 25 votes on all matters, the right to convert each share into 25 shares of common stock and a liquidation preference of $1.00 per share. On February 22, 2007, the Company filed a Certificate of Designation of Series B Convertible Preferred Stock with the state of Nevada, which certificate of designation designated 5,000,000 shares of Series B Convertible Preferred Stock. Each share of series B convertible preferred stock entitles the holder thereof to 250 votes on all matters, the right to convert each share into 250 shares of common stock and a liquidation preference of $1.00 per share.

Options and Warrants

The Company had no options or warrants outstanding at June 30, 2007 and 2006, respectively.

GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 5 - GOING CONCERN

The Company incurred a profit for the current year and has had recurring losses for years including and prior to September 30, 2006 and has an accumulated deficit account of $444,267.

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

The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 6 - INCOME TAXES

The net deferred tax assets in the accompanying condensed balance sheet include the following components at June 30, 2007 and 2006:

	2007	2006

Deferred tax assets	$133,300	$269,090
Deferred tax valuation allowance	(133,300)	(269,090)

Net deferred tax assets	$-	$-

Due to the uncertainty of utilizing the approximate $444,267 and $896,965 in net operating losses, for the nine months ended June 30, 2007 and 2006 respectively, and recognizing the deferred tax assets, an offsetting valuation allowance has been established.

GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 7 - OFFICERS LOANS

This represents amounts advanced to companies under common ownership, and officers of the Company. These amounts have no specific payment terms and are due on demand. No interest has been recorded on these amounts, due to the relative short term repayments on them.

Item 2.Management's Discussion and Analysis or Plan of Operation.

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

Since 1994, the activities of the Company have been limited because it sold its wholly owned subsidiary, U.S. Staffing, Inc., during the 1994-95 fiscal year. In 1999, the Company merged with Lincoln Health Fund, Inc. which owned land in Tarrant County, Texas, which it planned to use in building a retirement center. Since 1999, the Company has had minimal activity. The Company is a shell corporation seeking a business to acquire.

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

Pursuant to an Agreement executed on December 26, 2001, made effective as of October 31, 2001 and a Statutory Warranty Deed dated October 30, 2001, the Company, through Senior, acquired from National Residential Properties, Inc. k/n/a National Realty & Mortgage, Inc. all of the right, title and interest of National in (i) a certain parcel of real property in Hebron, Connecticut; and (ii) four contracts to purchase certain parcels of real property in Watertown, New Milford, Granby and East Windsor, Connecticut. In March, 2002, the Company sold its interest in the Connecticut Properties to Nathan Kahn and CT Adult Condominiums, LLC.  At the time National and the Company had the same officers and directors and, accordingly, may have been deemed “affiliates".

In June 2002, the Company issued 3,522,655 shares of Series A Convertible Preferred Stock to Christopher Astrom and designated the entire 5,000,000 shares of Preferred Stock then owned by Mr. Astrom as Series A Convertible Preferred Stock.

On July 1, 2004, the Company entered into a two (2) year agreement with Wahoo Funding LLC, an affiliated Florida limited liability company, whereby the Company rendered to Wahoo certain financial and business consulting services in exchange for a total of $700,000.  Except for the foregoing contract with Wahoo, the Company has not engaged in any operations and has been virtually dormant for several years.

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

Each share of series A convertible preferred stock entitles the holder thereof to twenty-five (25) votes on all matters, the right to convert each share into twenty-five(25) shares of common stock and a liquidation preference of $1.00 per share. Each share of series B convertible preferred stock entitles the holder thereof to two hundred fifty (250) votes on all matters, the right to convert each share into two hundred fifty (250) shares of common stock and a liquidation preference of $1.00 per share.

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

The Company does not intend to provide its security holders with any complete disclosure documents, including audited financial statements, concerning an acquisition or merger candidate and its business prior to the consummation of any acquisition or merger transaction.

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

The Company determined that the statute of limitations to file a claim to seek repayment on the Debentures expires on October 30, 2006 and no action was timely filed. On October 30, 2006 the Company wrote off the Debenture balance of $453,720 and accrued interest of $161,827.  In addition, on May 18, 2007, the Company received a general release from the debenture holders.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO
THREE MONTHS ENDED JUNE 30, 2006

Revenues

Revenues were $0.00 for the three months ended June 30, 2007, as compared to $0.00 for the three months ended June 30, 2006.

Cost Of Revenues

Cost of revenues was $0.00 for the three months ended June 30, 2007, as compared to $0.00 for the three months ended June 30, 2006.

Operating Expenses

Operating expenses for the three months ended June 30, 2007 were $105,764 compared to $82,698 for the three months ended June 30, 2006. This increase was due to an increase in professional fees and compensation expense.  In particular, the Company did not incur professional fees and professional compensation expenses during the quarter ended June 30, 2006.

Loss From Operations

Loss from operations for the three months ended June 30, 2007 was $105,764 compared to $82,698 for the three months ended June 30, 2006.

Net Loss Applicable To Common Stock

Net loss per share applicable to Common Stock was $0.02 for the three months ended June 30, 2007, compared to $0.02 for the three months ended June 30, 2006.

NINE MONTHS ENDED JUNE 30, 2007 COMPARED TO
NINE MONTHS ENDED JUNE 30, 2006
Revenues

Revenues were $0.00 for the nine months ended June 30, 2007, as compared to $0.00 for the nine months ended June 30, 2006.

Cost Of Revenues

Cost of revenues was $0.00 for the nine months ended June 30, 2007, as compared to $0.00 for the nine months ended June 30, 2006.

Operating Expenses

Operating expenses for the nine months ended June 30, 2007 were $244,772 compared to $282,076 for the nine months ended June 30, 2006.  Operating expenses for both periods comprised of professional fees and general and administrative expenses.  In addition, in the nine month period ended June 30, 2006 the Company recognized a bad debt expense in the amount of $135,654.

Loss From Operations

Loss from operations for the nine months ended June 30, 2007 was $244,772 compared to $282,076 for the nine months ended June 30, 2006.

Interest Expense

Interest expense was $0 and $23,574 for the nine months ended June 30, 2007 and 2006, respectively.  Interest expense is also included in the total operating expenses discussed above.

Other Income

The Company recognized a one time credit of other income during the nine months ended June 30, 2006 in the amount of $627,134 as a result of the write off of the debentures and related interest.

Net Income (Loss) Applicable To Common Stock

Net loss per share applicable to Common Stock was ($0.06) for the nine months ended June 30, 2007, compared to a net income per common share of $0.08 for the nine months ended June 30, 2006.

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

As of June 30, 2007, the Company had current assets consisting of cash and cash equivalents in the amount of $7,112. As of June 30, 2007, the Company had current liabilities consisting of an officers loan in the amount of $114,084.

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

Item 3.Controls and Procedures

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 6. Exhibits

(a) Exhibits:

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Secton 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Secton 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Secton 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed by the undersigned, thereunto duly authorized.

GENESIS CAPITAL CORPORATION OF NEVADA.

Date: August 14, 2007

By: /s/ RICHARD ASTROM

Richard Astrom
Chief Executive Officer, Director

By: /s/ CHRISTOPHER ASTROM

Christopher Astrom
Chief Financial Officer, Secretary, Director