Form 10KSB
period 2007-09-30
GENESIS CAPITAL CORP OF NEVADA
filed 2008-01-14
CIK 1083383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-KSB
_______________________

(MARK ONE)

[X]            Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended September 30, 2007

[   ]            Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

Commission file number: 0-27831

Genesis Capital Corporation of Nevada

(name of small business issuer in its charter)

Nevada	91-1947658
(State or other jurisdiction of incorporation of organization)	(IRS Employee Identification No.)

One N.E. First Avenue, Suite 306, Ocala, Florida                                34470

(Address of principal executive offices)                                                (Zip Code)

Issuer's telephone number: (718) 554-3652

Securities Registered under Section 12(b) of the Exchange Act:

Title of each class                                                     Name of each exchange on which registered

None                                                                                                      None
_________________________                                                 _________________________

Securities Registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 Par Value

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [    ]

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  [ X ]    No  [    ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [ X ]    No [    ]

State issuer's revenues for its most recent fiscal year - $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: January 14, 2008 - $49,632.

There are approximately 4,135,987 shares of our common voting stock held by non-affiliates.  This valuation is based upon the bid price of our common stock as quoted on the OTCBB on that date ($0.012).

(Issuers Involved in Bankruptcy Proceedings During the past Five Years)

Check whether the issuer has filed all documents and report required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [   ]    No  [   ]

(Applicable Only to Corporate Registrants)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: January 14, 2008 – 4,879,692 shares of common stock.

(Documents Incorporated By Reference)

None

Transitional Small Business Disclosure Format (Check One):

Yes [    ]    No [ X ]

Genesis Capital Corporation of Nevada
FORM 10-KSB

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

Since 1994, the activities of the Company have been limited, because it sold its wholly owned subsidiary, U.S. Staffing, Inc., during the 1994-95 fiscal year. In January 1996 after its sale, U.S. Staffing, Inc. filed for bankruptcy and restrained the Colorado Corporation from collecting its note receivable and claimed to own stock in the Colorado Corporation through its U.S. Benefit Trust. The Company itself has never declared bankruptcy. In December 1997, the Colorado Corporation's shareholders voted to settle this claim by issuing 4,500,000 shares of its common stock, restricted under Rule 144 of the Securities Act of 1933, to be held in trust for U.S. Benefit Trust (these shares were eventually reduced to 113 shares due to a 1:20 reverse stock split in 1997 and a 1:2000 reverse stock split in 1999 and were disposed of by U.S. Benefit Trust sometime after 1999). Also at this time, the Company merged with Lincoln Health Fund, Inc. (which owned land in Tarrant County, Texas, which it planned to use in building a retirement center), increased its authorized capital to 50,000,000 shares of common stock, and authorized a post-merger reverse split of its common stock on a 1:20 basis. Since 1999, the Company has had minimal activity. The Company is a shell corporation seeking a business to acquire.
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

Later in March 1999, the Company began discussions about acquiring Motor Sports on Dirt, Inc. ("Motor Sports"), which claimed to own NASCAR racetracks in the South. The parties reached a preliminary agreement on the terms of acquisition, in anticipation of which, on March 25, the Company authorized an offering for 10,000,000 shares of common stock under Rule 504 of Regulation D. The shares were offered at Ten Cents ($.10) per share to raise up to but not more than $1,000,000, and a Form D to that effect was filed with the SEC on March 26, 1999. Proceeds were to be used to pay expenses related to the acquisition of Motor Sports and to pay off the Company's debts. By April 6, 1999, the Company had sold 4,100,000 shares to five investors. 215,000 shares were sold for a $100,000 check delivered before April 6, 1999 (this check was to buy 1,000,000 shares; it was later dishonored, but not before the purchaser absconded with 215,000 shares. The Company canceled the remaining 785,000 shares.  In addition, 3,885,000 shares were paid toward debts owed to consultants.

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

On October 30, 2001, the Company entered into a Share Exchange Agreement and Plan of Reorganization ("Exchange Agreement") with Mr. Astrom and Communities, the purpose of which was to accommodate the financing by Mr. Astrom of his obligations under the Acquisition Agreement. To provide the financing on behalf of Mr. Astrom, Communities issued its 8% Series SPA Senior Subordinated Convertible Debentures in the initial amount of $360,000 to a nonaffiliated private source of financing. At the close of the Acquisition Agreement and the Exchange Agreement, Communities became a wholly owned subsidiary of the Company.  Communities own all of the issued and outstanding common stock of Senior Adult Lifestyle, Inc. ("Senior").

Pursuant to an Agreement executed on December 26, 2001, made effective as of October 31, 2001 and a Statutory Warranty Deed dated October 30, 2001, the Company, through Senior, acquired from National Residential Properties, Inc. ("National") all of the right, title and interest of National in (i) a certain parcel of real property in Hebron, Connecticut; and (ii) four contracts to purchase certain parcels of real property in Watertown, New Milford, Granby and East Windsor, Connecticut. The Hebron property was subject to two mortgages having an aggregate principal balance of $315,000.00, which mortgages Senior assumed and agreed to pay as part of the consideration for the conveyance.

At the time, National and the Company had the same officers and directors and, accordingly, they may have been deemed "affiliates".

As additional consideration for the conveyance to Senior of the Connecticut Properties, the Company agreed to issue to National 20,000,000 shares of the Company's common stock ("Shares") based on a value of $0.10 per share (determined on the basis of the average bid price of the Company's common stock during the week immediately prior to the effective date of October 31, 2001) towards an agreed consideration of $2,000,000 for a land deposit. In addition, the Company agreed that on the earlier of (a) the expiration of three (3) years from the date of the conveyance if the value on that date was below $2,000,000, or (b) at the time that National has sold all of the Shares, if the gross sales proceeds realized by National from the sale of the Shares is less than $2,000,000, the Company was required to issue to National such additional shares of common stock in an amount based on the closing bid price as quoted on the OTC Bulletin Board on the day before the date of such additional share issuance as to make up the difference between said value or gross sales proceeds and $2,000,000. The Company issued the 20,000,000 shares on February 1, 2002 and an additional 5,230,000 on February 12, 2002. The value of the common stock February 1, 2002 was $180,000 ($.009). The agreement for additional consideration subsequently defaulted and was rescinded.

In March, 2002, the Company sold its interest in the Connecticut Properties to Nathan Kahn and CT Adult Condominiums, LLC for $630,216.

In June 2002, the Company issued 3,522,655 shares of Series A Convertible Preferred Stock to Christopher Astrom and designated the entire 5,000,000 shares of Preferred Stock then owned by Mr. Astrom as Series A Convertible Preferred Stock.

On July 1, 2004, the Company entered into a two (2) year agreement with Wahoo Funding LLC, an affiliated Florida limited liability company, whereby the Company rendered to Wahoo certain financial and business consulting services in exchange for a total of $700,000.  Said agreement has expired and the Company has not engaged in any other operations and has been virtually dormant for several years.

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

THE COMPANY HAS RECEIVED A GOING CONCERN OPINION FROM ITS AUDITORS

The Company's financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company's independent auditors have issued a report that includes an explanatory paragraph stating the Company's lack of revenue generating activities and substantial operating deficits, among other things, raise substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the Over-the-Counter Bulletin Board under the symbol "GCCN.OB". Such trading of our common stock is limited and sporadic

The following table reflects the high and low bid information for our common stock for each fiscal quarter during the fiscal year ended September 30, 2006 and 2007. The bid information was obtained from the OTC Bulletin Board and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended	Bid High	Bid Low
September 30, 2007	$0.0400	$0.0200
June 30, 2007	$0.0500	$0.0100
March 31, 2007	$0.0010	$0.0010
December 31, 2006	$0.0010	$0.0010
September 30, 2006	$0.0002	$0.0001
June 30, 2006	$0.0001	$0.0001
March 31, 2006	$0.0001	$0.0001
December 31, 2005	$0.0001	$0.0001

As of January 14, 2008, we had approximately 174 shareholders of record of the common stock.

No cash dividends on outstanding common stock have been paid within the last two fiscal years, and interim periods. The Company does not anticipate or intend upon paying cash dividends for the foreseeable future.

Sales of unregistered securities:

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

On September 29, 2007, the Company issued 200,195  shares of its common stock to Island Stock Transfer in exchange for services rendered.  This issuance was intended to be exempt from registration under section 4(2) of the Securities Act of 1933.

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

OVERVIEW

Since its incorporation in 1983, the Company has changed the nature of its business operations several times.  Currently, the Company is a shell company in that it has no or nominal operations and either no or nominal assets. At this time, the Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO
TWELVE MONTHS ENDED SEPTEMBER 30, 2006

Revenues

Revenues were $0 for the twelve months ended September 30, 2007 and 2006.

Operating Expenses

Operating expenses for the twelve months ended September 30, 2007 were $136,897 compared to $297,490 for the twelve months ended September 30, 2006. This decrease in operating expenses was the result of reduced professional fees, compensation and various administrative costs.

Loss From Operations

Loss from operations for the twelve months ended September 30, 2007 was $136,897 compared to $297,490 for the twelve months ended September 30, 2006.

Interest Expense

Interest expense was $0 and $41,778 for the twelve months ended September 30, 2007 and 2006, respectively. The decrease in interest expense is the result of the Company's determination to cease accruing interest on the outstanding convertible debentures and to write off such debentures at the end of its fiscal year end September 30, 2007.  In addition, on May 18, 2007, the Company received a general release from the debenture holders.

Net Income (Loss) Applicable To Common Stock

Net income (loss) per share applicable to Common Stock was $0.10 for the twelve months ended September 30, 2007, compared to ($0.07) for the twelve months ended September 30, 2006.

Plan of Operations

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

As of September 30, 2007, the Company had current assets consisting of cash and cash equivalents in the amount of $12,187.  As of September 30, 2007, the Company had current liabilities consisting of loans payable to officers in the amount of $2,284.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Company continues to assess the effects of recently issued accounting standards. The impact of all recently adopted and issued accounting standards has been disclosed in the Notes to the audited Financial Statements.

CRITICAL ACCOUNTING ESTIMATES

The Company is a shell company and, as such, the Company does not employ critical accounting estimates. Should the Company resume operations it will employ critical accounting estimates and will make any disclosures that are necessary and appropriate.

ITEM 7.  FINANCIAL STATEMENTS

GENESIS CAPITAL CORPORATION
OF NEVADA
  FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006

GENESIS CAPITAL CORPORATION OF NEVADA

INDEX TO FINANCIAL STATEMENTS

PAGE(S)

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Balance Sheets as of September 30, 2007 and 2006	F-2

Statements of Operation for the Years Ended September 30, 2007 and 2006	F-3

Statement of Changes in Stockholders’ Equity (Deficit) For the Years Ended September 30, 2007 and 2006	F-4

Statement of Changes in Stockholders’ Temporary Equity for the Years Ended September 30, 2007 and 2006	F-5

Statements of Cash Flows for the Years Ended September 30, 2007 and 2006	F-6

Notes to Financial Statements	F-7-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Genesis Capital Corporation of Nevada
One NE First Ave Suite 306
Ocala, FL 33470

We have audited the accompanying balance sheets of Genesis Capital Corporation of Nevada, (the “Company”) as of September 30, 2007and 2006, and the related statements of operations, stockholders’ equity (deficit), temporary stockholders’ equity and cash flows for each of the years in the two-year period ended September 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genesis Capital Corporation of Nevada, as September 30, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 8 to the financial statements, Genesis Capital Corporation of Nevada has had recurring losses, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 8. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Bagell, Josephs, Levine & Company, L.L.C.
Marlton, New Jersey 08053

January 11, 2008

GENESIS CAPITAL CORPORATION OF NEVADA
BALANCE SHEETS
SEPTEMBER 30, 2007 AND 2006

ASSETS

	2007	2006

CURRENT ASSETS
Cash and cash equivalents	$12,187	$4,908
Accounts receivable	-	143,482
Loans receivable related party - net	-	50,434

TOTAL ASSETS	$12,187	$198,824

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$-	$234,438
Debentures payable	-	453,720
Loans payable - officers	2,284	-

TOTAL CURRENT LIABILITIES	2,284	688,158

TEMPORARY EQUITY	-	266,377

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, Series A; $.001 Par Value; 5,000,000 shares
authorized and 5,000,000 shares issued and outstanding,	5,000	5,000
Preferred stock, Series B; $.001 Par Value; 5,000,000 shares
authorized and 5,000,000 and 0 shares issued and outstanding in 2007 and 2006	5,000	-
Common stock, $.001 Par Value; 500,000,000 shares
authorized and 4,879,692 and 843,552 shares issued
and outstanding	4,880	844
Additional paid-in capital	331,415	192,602
Accumulated deficit	(336,392)	(954,157)

Total Stockholders' Equity (Deficit)	9,903	(755,711)

TOTAL LIABILITIES, TEMPORARY EQUITY AND
STOCKHOLDERS' EQUITY (DEFICIT)	$12,187	$198,824

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENESIS CAPITAL CORPORATION OF NEVADA
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

	2007	2006

CONSULTING REVENUE	$-	$-

OPERATING EXPENSES
Professional fees and compensation expenses	78,967	214,393
Administrative expenses	57,930	83,097

Total operating expenses	136,897	297,490

(LOSS) BEFORE OTHER INCOME(EXPENSE)	(136,897)	(297,490)

OTHER INCOME (EXPENSE)
Other income	627,134	-
Interest (expense)	-	(41,778)
Total other income (expense)	627,134	(41,778)

INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES	490,237	(339,268)
Provision for income taxes	-	-

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$490,237	$(339,268)

NET INCOME (LOSS) PER BASIC SHARES	$0.10	$(0.07)

NET INCOME (LOSS) PER DILUTED SHARES	0.00	0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

BASIC	4,879,692	4,680,000

DILUTED	334,793,908	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENESIS CAPITAL CORPORATION OF NEVADA
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

	Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Common Stock		Paid-in	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance, September 30, 2005	5,000,000	$5,000	-	$-	843,552	$844	$328,256	$(614,889)	$(280,789)

Related party debt forgiveness	-	-			-	-	(135,654)	-	(135,654)

Net (loss) for the year ended September 30, 2006	-	-			-	-	-	(339,268)	(339,268)

Balance, September 30, 2006	5,000,000	5,000	-	-	843,552	844	192,602	(954,157)	(755,711)

Expiration of debenture payable and release from temporary equity	-	-			3,835,945	3,836	135,013	127,528	266,377

Issuance of stock for services	-	-	5,000,000	5,000	200,195	200	3,800	-	9,000

Net income for the year ended September 30, 2007	-	-			-	-	-	490,237	490,237

Balance, September 30, 2007	5,000,000	$5,000	5,000,000	$5,000	4,879,692	$4,880	$331,415	$(336,392)	$9,903

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENESIS CAPITAL CORPORATION OF NEVADA
STATEMENTS OF CHANGES IN TEMPORARY EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

			Additional
	Common Stock		Paid-in
	Shares	Amount	Capital	(Deficit)	Total

Balance, September 30, 2005	3,835,945	$3,836	$135,013	$127,528	$266,377

Activity for the year ended September 30, 2006	-	-	-	-	-

Balance, September 30, 2006	3,835,945	3,836	135,013	127,528	266,377

Expiration of debenture payable and release to
permanent equity	(3,835,945)	(3,836)	(135,013)	(127,528)	(266,377)

Balance, September 30, 2007	-	$-	$-	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENESIS CAPITAL CORPORATION OF NEVADA
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$490,237	$(339,268)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Expiration of debentures	(453,720)	-
Expiration of expenses associated with debentures	(173,414)	-
Issuance of stock for services	9,000	-

Changes in assets and liabilities:
Decrease in accounts receivable	143,482	294,018
Increase (decrease) in accounts payable and accrued expenses	(61,024)	108,909

Total adjustments	(535,676)	402,927
Net cash provided by operating activities	(45,439)	63,659

CASH FLOWS FROM INVESTING ACTIVITIES

(Increase) decrease in loans receivable	50,434	(50,434)
Net cash (used in) investing activities	50,434	(50,434)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in loans payable	2,284	(21,540)
Net cash (used in) financing activities	2,284	(21,540)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	$7,279	$(8,315)

CASH AND CASH EQUIVALENTS
BEGINNING OF YEAR	4,908	13,223

CASH AND CASH EQUIVALENTS
END OF YEAR	$12,187	$4,908

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID DURING THE YEAR FOR:
Interest expense	$-	$55
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Related party debt forgiveness reclassed to additional
paid-in capital	$-	$135,654

Reclassify Temporary Equity to Permanent Equity	$266,377	$-
Expiration of debentures	$453,720	$-
Expiration of costs associated with debentures	$173,414	$-
Issuance of stock for services	$9,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

  GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 AND 2006

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Genesis Capital Corporation of Nevada (the “Company”) was incorporated in the State of Colorado in 1983. The Company has a total of 500,000,000 authorized common shares at September 30, 2007 and 2006, respectively, (par value $.001) with 4,879,692 shares issued and outstanding at September 30, 2007 and 2006, respectively, and 10,000,000 shares authorized preferred stock (par value of $.001) with 5,000,000 shares issued and outstanding as of September 30, 2007 and 2006.

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

Senior Lifestyle Communities, Inc. is a Nevada Corporation engaged in the development of senior adult residences, incorporated in August, 2001. In addition to Senior Lifestyle Communities, Inc., the Company has Senior Adult Lifestyles, Inc. a wholly-owned subsidiary effective October 30, 2001. Additionally, the Company has not renewed the corporate charters for Senior Lifestyle Communities, Inc. and Senior Adult Lifestyles, Inc. The Company has transferred all assets and liabilities associated with these companies into the parent Genesis Capital Corporation of Nevada as the subsidiaries were dissolved.

  GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 AND 2006

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

Revenue and Cost Recognition

The Company’s financial statements are prepared using the accrual method of accounting. Under this method, revenue is recognized when earned and expenses are recognized when incurred. The Company did not earn any revenue from consulting services in 2007 and 2006.

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

  GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 AND 2006

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

The Company has used the issued and weighted average shares as reported in the permanent stockholders’ schedule.

The following is a reconciliation of the computation for basic and diluted EPS:

	September 30,	September 30,
	2007	2006

Net income (loss)	$495,237	$(339,268)

Weighted-average common shares
outstanding (Basic)	4,879,692	843,552

Weighted-average common stock
equivalents:
Stock options	-	-
Warrants	-	-
Preferred stock conversions	495,120,308	-
Weighted-average common shares
outstanding (Diluted)	500,000,000	843,552

The Company issued 200,195 shares of common stock and 5,000,000 shares of preferred stock series B for services for the year ended September 30, 2007.  There were no other issuances of preferred or common stock for the years ended September 30, 2007 and 2006, respectively. The Company issued a one hundred to one reverse stock split on March 29, 2007. This has been retroactively applied to the year ended September 30, 2006.

There were no outstanding options and warrants at September 30, 2007 and 2006.

  GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 AND 2006

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 did not have a material impact on the Company’s financial position or results of operations.

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

  GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 AND 2006

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

  GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). The Company is currently assessing the impact that SFAS No. 159 will have on its financial statements.

Reclassifications

Certain amounts for the year ended September 30, 2006 have been reclassified to conform with the presentation of the September 30, 2007 amounts. The reclassifications have no effect on the net income (loss) for the years ended September 30, 2007 and 2006.

NOTE 3 - DEBENTURES PAYABLE

The Company had outstanding convertible debentures at September 30, 2006 in the amount of $453,720. The debentures were convertible at the investors’ discretion pursuant to the convertible debenture agreement. These debentures were to mature along with the related interest on November 1, 2003 and were in default. The debentures have expired under Colorado statue, and were released by the debenture holders.  The Company recorded income on the relief of debentures of $453,720, costs of another $173,414 related to the debt and reported it as other income for year ended September 30, 2007.  In addition, on May 18, 2007 the Company received a general release from the Debenture Holders.

NOTE 4 - LOANS PAYABLE - OFFICERS

This represents amounts advanced to companies under common ownership, and officers of the Company. These amounts have no specific payment terms and are due on demand. No interest has been recorded on these amounts, due to the relative short-term repayments on them.

The accompanying notes are an integral part of these condensed consolidated financial statements.
F-13

  GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 AND 2006

NOTE 5 - TEMPORARY EQUITY

The Company had recorded on its balance sheet as a temporary equity account those securities issued in connection with debentures payable. Substantially all the shares issued in connection with the conversion of the debentures were reclassified as temporary equity.

Temporary equity at September 30, 2006 was $266,377. The temporary equity was reclassified in 2007 to permanent equity as the debentures have expired in 2007 and the SB registration was deemed effective to cure.

NOTE 6 - STOCKHOLDERS’ EQUITY (DEFICIT)

Common and Preferred Stock

In October 2001, the Company completed a recapitalization whereby, the Company had authorized two classes of stock; preferred stock with a par value of $.001 and 10,000,000 shares authorized, and common stock with a par value of $.001, and 500,000,000 shares authorized.

As of September 30, 2007 and 2006, the Company had issued 5,000,000 of its preferred stock series A shares.

As of September 30, 2007, the Company had issued 5,000,000 of its preferred stock series B shares.

The Company has also issued as of September 30, 2007 and 2006, 4,879,692 and 843,552, respectively, of its common shares.

The Company has reclassified back into permanent equity from temporary equity as of September 30, 2007, 3,835,945 of its common shares. The Company issued 200,195 shares of common stock for services rendered for the year ended September 30, 2007.  There have been no other issuances of preferred or common stock for the years ended September 30, 2007 and 2006, respectively. The Company issued a one hundred to one reverse stock split that took effect on March 29, 2007.

On February 22, 2007, the Company filed an Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock with the state of Nevada, which certificate of designation decreased the designated Series A Convertible Preferred Stock from 10,000,000 shares to 5,000,000 shares. Each share of series A convertible preferred stock entitles the holder thereof to 25 votes on all matters, the right to convert each share into 25 shares of common stock and a liquidation preference of $1.00 per share. On February 22, 2007, the Company filed a Certificate of Designation of Series B Convertible Preferred Stock with the state of Nevada, which certificate of designation designated 5,000,000 shares of Series B Convertible Preferred Stock. The

The accompanying notes are an integral part of these condensed consolidated financial statements.

  GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 AND 2006

NOTE 6 - STOCKHOLDERS’ (DEFICIT) (CONTINUED)

Common and Preferred Stock (Continued)

Company issued 5,000,000 shares of series B shares in consideration for services rendered by the officer of the Company.  Each share of series B convertible preferred stock entitles the holder thereof to 250 votes on all matters, the right to convert each share into 250 shares of common stock and a liquidation preference of $1.00 per share.

Options and Warrants

The Company had no options or warrants outstanding at September 30, 2007 and 2006, respectively.

NOTE 7 - INCOME TAXES

The net deferred tax assets in the accompanying balance sheets include the following components at September 30, 2007 and 2006:

	2007	2006

Deferred tax assets	$99,418	$286,247
Deferred tax valuation allowance	(99,418)	(286,247)

Net deferred tax assets	$-	$-

Due to the uncertainty of utilizing the approximate $331,392 and $954,157 in net operating losses, for the years ended September 30, 2007 and 2006 respectively, and recognizing the deferred tax assets, an offsetting valuation allowance has been established.

NOTE 8 - GOING CONCERN

The Company incurred a gain for the current year but has had recurring losses for years including and prior to September 30, 2006 and has an accumulated deficit of $331,392.

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

Based upon their evaluation as of September 30, 2007, the Company’s chief executive officer and chief financial officer concluded that, the Company’s disclosure controls and procedures are not effective to ensure that information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

The Company’s board of directors was advised by Bagell, Josephs, Levine & Company, L.L.C., the Company’s independent registered public accounting firm, that during their performance of audit procedures for 2007Bagell, Josephs, Levine & Company, L.L.C. identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company’s internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

No significant changes in the Company's internal control over financial reporting have come to management's attention during the Company's previous fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

On March 12, 2007, the Company filed a Definitive Information Statement on Schedule 14A notifying its shareholders that action has been approved by the holders of at least a majority of the voting power of shareholders, by written consents without holding a meeting of stockholders. By such written consents, such stockholders approved the following action:

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

The Board of Directors unanimously adopted and approved the proposals, and on February 26, 2007 the Company received the written consent, in lieu of a meeting of stockholders, from the holders of 78.63% of the shares of our voting stock approving these actions. No other votes were required to adopt the Amendments and none are being solicited hereunder.

The Information Statement was first mailed or furnished to stockholders on or about March 13, 2007.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers

The following individuals were serving as executive officers of the Company on September, 2007:

Name	Age	Title

Christopher Astrom	36	President, Chief Executive Officer, Director

Richard Astrom	61	Vice President, Director

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

Richard S. Astrom (61).  Mr. Astrom became President, Chief Executive Officer and a director of the Company on November 1, 2001.  From 1995 through June 2007, Mr. Astrom served as President and Chief Executive Officer of  National Realty and Mortgage, Inc.  He also served as a director of Capital Solutions I, Inc. until December 2007 whereupon he resigned his position in connection with an exchange transaction described in Form 8-K filed with the SEC by Capital Solutions on December 10, 2007.  He has been an active real estate broker in Florida since 1969. Mr. Astrom earned a Bachelors Degree in Business Administration from the University of Miami. Richard Astrom is the father of Christopher Astrom.

Christopher Astrom (36).  Mr. Astrom became Corporate Secretary, Treasurer and a director of the Company on November 1, 2001. From 1995 through June 2007, Mr. Astrom has served as Vice-President and Corporate Secretary of National Realty and Mortgage, Inc. with responsibilities for property acquisitions.  Mr. Astrom was the President, Corporate Secretary and a director of Capital Solutions I, Inc. until December 2007 whereupon he divested his ownership interest in connection with an exchange transaction described in Form 8-K filed with the SEC by Capital Solutions on December 10, 2007.    He graduated from the University of Florida with a Bachelors Degree in Business Administration. Christopher Astrom is the son of Richard Astrom.

All  executive  officers are elected by the Board and hold office until the next Annual  Meeting of  stockholders  and until  their  successors  are  elected and qualify.

Prior experience with blank check companies:

  Capital Solutions I, Inc.  -  Until December 2007, Messrs. Astrom were owners and executives of Capital Solutions I, Inc. whereupon they divested their ownership and management interests therein in connection with an exchange transaction described in Form 8-K filed with the SEC by Capital Solutions on December 10, 2007.  Messrs. Astrom both became directors of Capital Solutions on August 27, 2001. From 1983 through August 29, 2001, Capital Solutions was not engaged in any  business.  From August 29, 2001 through the 1st quarter of 2002, Capital  Solutions was engaged in the construction  business.  Capital Solutions has had little or no business operations since the 1st quarter of 2002.
  National Realty & Mortgage, Inc.  -  Until June 2007, Messrs. Astrom were owners and executives of National Realty & Mortgage, Inc. whereupon they divested their ownership and management interests therein.  Messrs. Astrom both became directors of National Realty on 2005.

Richard Astrom is Christopher Astrom's father. The Company does not have any employees other than Christopher Astrom and Richard Astrom.

Section 16(a) Beneficial Ownership Reporting Compliance:

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and ten percent beneficial owners to file reports of ownership and changes in ownership of their equity securities of the Company with the SEC and to furnish the Company with copies of such reports. Based solely upon its review of the copies of such reports received by it, the Company believes that, during the fiscal year ended 2007, all directors, executive officers and ten percent beneficial owners complied with such filing requirements.

Code of Ethics:

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

ITEM 10. EXECUTIVE COMPENSATION

(a) Compensation.

The following table sets forth compensation awarded to, earned by or paid to the Company’s Chief Executive Officer and the four other most highly compensated executive officers with compensation in excess of $100,000 for the years ended September 30, 2007 and 2006 (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Christopher Astrom	2007	10,000		5,000,000(1)
	2006	44,215
Richard Astrom	2007	0
	2006	82,544

(1) On February 22, 2007, the Company issued Christopher Astrom 5,000,000 shares of its convertible Series B Preferred Stock.  Each share of series B convertible preferred stock entitles the holder thereof to two hundred fifty (250) votes on all matters, the right to convert each share into two hundred fifty (250) shares of common stock and a liquidation preference of $1.00 per share.

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

OUTSTANDING EQUITY AWARDS AT SEPTEMBER 30, 2007
	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Christopher Astrom	0	0	0	0	0	0	0	0	0
Richard Astrom	0	0	0	0	0	0	0	0	0

Our directors are not compensated for their services as directors of the Company.???

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of January 14, 2008, for each person, other than directors and executive officers, who is known by the Company to own beneficially five percent or more of its outstanding Common Stock.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Common	None
Preferred	None

Security Ownership of Management

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of January 14, 2008, for the following: (1) each of the Company's directors and executive officers and (2) its directors and executive officers as a group.

Title of Class	Name of Beneficial Owner	Amount and nature of Beneficial Ownership(1)	Percent of Class
Common	Christopher Astrom	488,804	10.02%
		10,000,000	100%
	Richard Astrom	252,300	5.2%

(1) Based on an aggregate of 4,879,692 common shares and 10,000,000 preferred shares outstanding as of January 14, 2008. Each share of series A convertible preferred stock entitles the holder thereof to 25 votes on all matters, the right to convert each share into 25 shares of common stock and a liquidation preference of $1.00 per share.  Each share of series B convertible preferred stock entitles the holder thereof to two hundred fifty (250) votes on all matters, the right to convert each share into two hundred fifty (250) shares of common stock and a liquidation preference of $1.00 per share.

INDIVIDUAL COMPENSATION ARRANGEMENTS

NONE

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Richard Astrom is the father of Christopher Astrom.

ITEM 13. EXHIBITS

(A) EXHIBITS.

The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

EXHIBIT NUMBER	DESCRIPTION

3.01	Amended and Restated Series A Convertible Preferred Stock Designation (1)

3.02	Series B Convertible Preferred Stock Designation (1)

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 asadopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350
________________

(1)  Previously filed on February 22, 2007 with Current Report on Form 8-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit and Non-Audit Fees

Aggregate fees for professional services rendered for the Company by Bagell, Josephs & Company, L.L.C for the fiscal years ended September 30, 2007 and 2006 are set forth below. The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of the Company's annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the fiscal years. (All references to "$" in this Proxy Statement are to United States dollars.)

	Fiscal Year Ending	Fiscal Year Ending
	September 30, 2007	September 30, 2006

Audit Fees	$28,500	$25,875

Audit-Related Fees	0	0

Tax Fees	0	0

TOTAL	$28,500	$25,875

Audit Fees for the fiscal years ended September 30, 2007 and 2006 were for professional services rendered for the audits of the consolidated financial statements of the Company, quarterly review of the financial statements included in Quarterly Reports on Form 10-QSB, consents, and other assistance required to complete the year end audit of the consolidated financial statements.

Audit-Related Fees as of the fiscal years ended September 30, 2007 and 2006 were for assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under the caption Audit Fees.

Tax Fees as of the fiscal years ended September 30, 2007 and 2006 were for professional services related to tax compliance, tax authority audit support and tax planning.

There were no fees that were classified as All Other Fees as of the fiscal years ended September 30, 2007 and 2006.

As the Company does not have a formal audit committee, the services described above were not approved by the audit committee under the de minimus exception provided by Rule 2- 1(c)(7)(i)(C) under Regulation S-X. Further, as the Company does not have a formal audit committee, the Company does not have audit committee pre-approval policies and procedures.

The Company's Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Bagell, Josephs & Levine as the Company's independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Bagell, Josephs & Levine in 2007 were approved by the Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genesis Capital Corporation of Nevada

By:	/s/ Christopher Astrom
Name: Christopher Astrom
Title: President, Chief Executive Officer
Date: January 14, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Christopher Astrom
Name: Christopher Astrom
Title: Director
Date: January 14, 2008

By:	/s/ Richard Astrom
Name: Richard Astrom
Title: Director
Date: January 14, 2008