Form 10QSB
period 2007-12-31
GENESIS CAPITAL CORP OF NEVADA
filed 2008-02-19
CIK 1083383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 2007

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

As of February 14, 2008, there were 4,879,692 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format Yes [__]    No [ X ]

Genesis Capital Corporation of Nevada

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements	1

Item 2. Management's Discussion and Analysis or Plan of Operation	15

Item 3. Controls and Procedures	23

PART II  OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3. Defaults upon Senior Securities	24

Item 4. Submission of Matters to a Vote of Securities Holders	24

Item 5. Other Information	24

Item 6. Exhibits	24

THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY AND ITS INDUSTRY. FORWARD LOOKING STATEMENTS ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE, ACHIEVEMENTS AND PROSPECTS TO BE MATERIALLY DIFFERENT FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD LOOKING STATEMENTS FOR ANY REASON EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

GENESIS CAPITAL CORPORATION
OF NEVADA
  CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2007 AND 2006

GENESIS CAPITAL CORPORATION OF NEVADA

INDEX TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

PAGE(S)
Financial Statements:

Balance Sheets as of December 31, 2007 (Unaudited) and September 30, 2007 (Audited)	3

Statements of Operation for the three months ended December 31, 2007 and 2006 (Unaudited)	4

Statements of Cash Flows three months ended December 31, 2007 and 2006 (Unaudited)	5

Notes to Financial Statements (Unaudited)	6-14

GENESIS CAPITAL CORPORATION OF NEVADA
CONDENSED BALANCE SHEET
DECEMBER 31, 2007 (UNAUDITED) AND SEPTEMBER 30, 2007 (AUDITED)

ASSETS
	(Unaudited)	(Audited)
	December 31,	September 30,
	2007	2007
CURRENT ASSETS
Cash and cash equivalents	$10,942	$12,187

TOTAL ASSETS	$10,942	$12,187

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Officers Loan	$57,284	$2,284

Total current liabilities	57,284	2,284

STOCKHOLDERS' DEFICIT
Preferred stock- Series A, $.001 par value; 5,000,000 shares
authorized and 5,000,000 shares issued and outstanding	5,000	5,000
Preferred stock, Series B; $.001 Par Value; 5,000,000 shares authorized and 5,000,000 shares issued and outstanding
Common stock, $.001 par value; 500,000,000	5,000	5,000
shares authorized and 4,879,692 shares issued
and outstanding	4,880	4,880
Additional paid-in capital	331,415	331,415
Accumulated deficit	(392,637)	(336,392)

Total Stockholders' Deficit	(46,342)	9,903

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$10,942	$12,187

The accompanying notes are an integral part of the condensed financial statements.

GENESIS CAPITAL CORPORATION OF NEVADA
CONDENSED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED  DECEMBER 31,2007 AND 2006

	2007	2006

REVENUE	$-	$-

OPERATING EXPENSES
Professional fees and compensation expenses	30,140	58,190
Administrative expenses	26,105	28,526

Total operating expenses	56,245	86,716

LOSS BEFORE OTHER INCOME	(56,245)	(86,716)

OTHER INCOME
Other income	-	627,134
Total Other Income	-	627,134

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(56,245)	540,418
Provision for income taxes	-	-

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(56,245)	$540,418

NET INCOME (LOSS) PER BASIC SHARES	$(0.01)	$0.64
NET INCOME (LOSS) PER DILUTED SHARES	$-	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	4,879,692	843,552
DILUTED	-	125,843,552

The accompanying notes are an integral part of the condensed financial statements.

GENESIS CAPITAL CORPORATION OF NEVADA
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(56,245)	$540,418
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:

Expirations of debentures	-	(453,720)
Expirations of expenses associated with debentures	-	(173,414)

Changes in assets and liabilities:
Decrease in management fee receivable	-	86,000
Increase in officers loan	55,000	-
Total adjustments	55,000	(541,134)
Net cash provided by operating activities	(1,245)	(716)

NET INCREASE IN CASH AND
CASH EQUIVALENTS	(1,245)	(716)

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	12,187	4,908

CASH AND CASH EQUIVALENTS
END OF PERIOD	$10,942	$4,192

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

Cash paid during the period for:
Interest expense	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Reclassifiy Temporary Equity to Permenant Equity	$-	$266,377
Expiration of debentures	$-	$453,720
Expiration of costs associated with debentures	$-	$173,414

The accompanying notes are an integral part of the condensed financial statements.

GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual condensed unaudited statements and notes.  Certain information and footnote disclosures normally included in condensed unaudited financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed unaudited financial statements be read in conjunction with the September 30, 2007 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these condensed unaudited financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the condensed operations, changes in permanent stockholders equity (deficit), changes in temporary equity and cash flows for the periods presented.

Genesis Capital Corporation of Nevada (the “Company”) was incorporated in the State of Colorado in 1983. The Company has a total of 500,000,000 authorized common shares at December 31, 2007 and 2006, respectively, (par value $.001) with 4,879,692 shares issued and outstanding at December 31, 2007 and 2006, respectively, and 10,000,000 shares authorized preferred stock (par value of $.001) with 10,000,000 shares issued and outstanding as of December 31, 2007 and September 30, 2007, respectively.

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

GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006

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

GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	December 31,	December 31,
	2007	2006

Net income (loss)	$(56,245)	$540,418

Weighted-average common shares
outstanding (Basic)	4,879,692	843,552

Weighted-average common stock
equivalents:
Stock options	-	-
Warrants
Preferred Stock Conversions	-	125,000,000
Weighted-average common shares
outstanding (Diluted)	4,879,692	125,843,552

There were no outstanding options and warrants at December 31, 2007 and 2006.

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

 GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006

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

 GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006

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
DECEMBER 31, 2007 AND 2006

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

Reclassifications

Certain amounts for the three months ended December 31, 2006 have been reclassified to conform to the presentation of the December 31, 2007 amounts. The reclassifications have no effect on the net income for the three months ended December 31, 2006.

NOTE 3 - DEBENTURES PAYABLE

The Company had outstanding convertible debentures at December 31, 2006 in the amount of $453,720. The debentures were convertible at the investors’ discretion pursuant to the convertible debenture agreement. These debentures were to mature along with the related interest on November 1, 2003 and were in default. The debentures were released by the debenture holders, the company recorded income on the relief of debt and reported it as other income.

NOTE 4 - OFFICERS LOANS

This represents amounts advanced to companies under common ownership, and officers of the Company. These amounts have no specific payment terms and are due on demand. No interest has been recorded on these amounts, due to the relative short-term repayments on them.

 GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006

NOTE 5 - STOCKHOLDERS’ (DEFICIT)

Common and Preferred Stock

In October 2001, the Company completed a recapitalization whereby, the Company had authorized two classes of stock; preferred stock with a par value of $.001 and 10,000,000 shares authorized, and common stock with a par value of $.001, and 500,000,000 shares authorized.

As of December 31, 2007, the Company had issued 10,000,000 of its preferred stock; 5,000,000 Series A and 5,000,000 Series B shares.

The Company has also issued as of December 31, 2007, 4,879,692 of its common shares.

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

Options and Warrants

The Company had no options or warrants outstanding at December 31, 2007 and 2006, respectively.

 GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006

NOTE 6 - INCOME TAXES

The net deferred tax assets in the accompanying balance sheets include the following components at December 31, 2007 and 2006:

	2007	2006

Deferred tax assets	$117,791	$126,557
Deferred tax valuation allowance	(117,791)	(126,557)

Net deferred tax assets	$-	$-

Due to the uncertainty of utilizing the approximate $392,637 and $421,865 in net operating losses, for the three months ended December 31, 2007 and 2006 respectively, and recognizing the deferred tax assets, an offsetting valuation allowance has been established.

NOTE 7 -  GOING CONCERN

The Company incurred a loss for the current three-month period ended December 31, 2007 and has had recurring losses for years including and prior to September 30, 2006 and has an accumulated deficit account of $392,637.

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

The following presentation of management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements, the accompanying notes thereto and other financial information appearing elsewhere in this report. This section and other parts of this report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2007 COMPARED TO
THREE MONTHS ENDED DECEMBER 31, 2006

Revenues

Revenues were $0.00 for the three months ended December 31, 2007, as compared to $0.00 for the three months ended December 31, 2006.

Cost Of Revenues

Cost of revenues was $0.00 for the three months ended December 31, 2007, as compared to $0.00 for the three months ended December 31, 2006.

Operating Expenses

Operating expenses for the three months ended December 31, 2007 were $56,245 compared to $86,716 for the three months ended December 31, 2006.

Other Income

Other Income for the three months ended December 31, 2007 was $0 compared to $627,134 for the three months ended December 31, 2006.  Other Income in 2006 was comprised of a one time income charge for the write off of debenture debt.

Income (Loss) From Operations

Loss from operations for the three months ended December 31, 2007 was ($56,245) compared to Income from operations of $540,418 for the three months ended December 31, 2006.

Interest Expense

Interest expense was $0 for the three months ended December 31, 2007 and 2006, respectively.

Net Income (Loss) Applicable To Common Stock

Net loss per share applicable to Common Stock was ($0.01) for the three months ended December 31, 2007, compared to net income of $0.64 for the three months ended December 31, 2006.

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

As of December 31, 2007, the Company had current assets consisting of cash and cash equivalents in the amount of $10,942. As of December 31, 2007, the Company had current liabilities consisting of an officers loan in the amount of $57,284.

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

The Company’s board of directors was advised by Bagell, Josephs, Levine & Company, L.L.C., the Company’s independent registered public accounting firm, that during their performance of audit procedures for 2007 Bagell, Josephs, Levine & Company, L.L.C. identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company’s internal control over financial reporting.

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

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not a party to any pending legal proceedings nor is any of the Company's property the subject of any pending legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

none

Item 3.	Defaults Upon Senior Securities

none

Item 4.	Submission of Matters to a Vote of Securities Holders

Item 5.	Other Information

Item 6.	Exhibits

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

Date: February 19, 2008

By: /s/ RICHARD ASTROM

Richard Astrom
Chief Executive Officer, Director

By: /s/ CHRISTOPHER ASTROM

Christopher Astrom
Chief Financial Officer, Secretary, Director