Form 10-Q
period 2008-03-31
GENESIS CAPITAL CORP OF NEVADA
filed 2008-05-15
CIK 1083383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2008

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period from __________ To _________

Commission file number:  000-27831

GENESIS CAPITAL CORPORATION OF NEVADA

(Exact name of registrant business issuer as specified in its charter)

Nevada	91-1947658
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One N.E. First Avenue, Suite 306, Ocala, Florida	34470
(Address of principal executive offices)	(zip code)

(718) 554-3652

 (Registrant’s telephone number, including area code)

 (Former Name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [ X ]    No [     ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

 Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act)   Yes [ X ]    No [     ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court
Yes [     ]    No  [     ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 15, 2008, there were 4,879,692 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

GENESIS CAPITAL CORPORATION OF NEVADA
For The Quarterly Period Ended March 31, 2008

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

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

Item 1.    Financial Statements

GENESIS CAPITAL CORPORATION
OF NEVADA
  CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2008 AND 2007

GENESIS CAPITAL CORPORATION OF NEVADA

INDEX TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

PAGE(S)

Financial Statements:

Balance Sheets as of March 31, 2008 (Unaudited) and September 30, 2007 (Audited)	3

Statements of Operation for the six and three months ended March 31, 2008 and 2007 (Unaudited)	4

Statements of Cash Flows for the six months March 31, 2008 and 2007 (Unaudited)	5

Notes to Financial Statements (Unaudited)	6-15

GENESIS CAPITAL CORPORATION OF NEVADA
CONDENSED BALANCE SHEET

ASSETS
	(Unaudited)	(Audited)
	March 31,	September 30,
	2008	2007
CURRENT ASSETS
Cash and cash equivalents	$11,993	$12,187

TOTAL ASSETS	$11,993	$12,187

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Officers Loan	$127,284	$2,284
Total Current Liabilities	127,284	2,284

STOCKHOLDERS' (DEFICIT)
Preferred stock A, $.001 par value; 5,000,000 shares
authorized and 5,000,000 shares issued and outstanding	5,000	5,000
Preferred stock B, $.001 par value; 5,000,000 shares
authorized and 5,000,000 shares issued and outstanding	5,000	5,000
Common stock, $.001 par value; 500,000,000
shares authorized and 4,879,692 shares issued
and outstanding	4,880	4,880
Additional paid-in capital	331,415	331,415
Accumulated deficit	(461,586)	(336,392)

Total Stockholders' (Deficit)	(115,291)	9,903

TOTAL LIABILITIES AND
STOCKHOLDERS' (DEFICIT)	$11,993	$12,187

The accompanying notes are an integral part of the condensed financial statements.

GENESIS CAPITAL CORPORATION OF NEVADA
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007

	SIX MONTHS ENDED		THREE MONTHS ENDED
	2008	2007	2007	2006

CONSULTING REVENUE	-	-	-	-

OPERATING EXPENSES
Professional fees and compensation expenses	79,382	27,397	49,241	26,841
Administrative expenses	45,812	111,610	19,709	25,451
Bad Debt Expense	-	-	-	-
Interest expense	-	-	-	-

Total operating expenses	125,194	139,007	68,950	52,292

LOSS BEFORE OTHER INCOME (EXPENSE)	(125,194)	(139,007)	(68,950)	(52,292)

OTHER INCOME (EXPENSE)
Other income	-	627,134	-	-
Total Other Income (Expense)	-	627,134	-	-

NET PROFIT (LOSS) BEFORE PROVISION FOR INCOME TAXES	(125,194)	488,127	(68,950)	(52,292)
Provision for income taxes	-	-	-	-

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	(125,194)	488,127	(68,950)	(52,292)

NET INCOME (LOSS) PER BASIC SHARES	$(0.03)	$0.58	$(0.01)	$(0.06)
NET INCOME (LOSS) PER DILUTED SHARES	$-	$0.00	$-	$-

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	4,879,692	843,552	4,879,692	843,552
DILUTED	-	125,843,552	-	-

The accompanying notes are an integral part of the condensed financial statements.

GENESIS CAPITAL CORPORATION OF NEVADA
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED MARCH 31,2008 AND 2007

	Six Months ended
	March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(125,194)	$488,127
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:

Changes in assets and liabilities:

Decrease in Loans receivables related party		50,434
Decrease in management fee receivable		143,482
(Decrease) increase in accounts payable and accrued expenses	-	(234,438)
Increase in officers loan	125,000	15,084
Total adjustments	125,000	(25,438)
Net cash provided by(used in) operating activities	(194)	462,689

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from loans payable	-
(Decrease) in debenture payable	-	(453,720)
Net cash (used in) financing activities	-	(453,720)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	$(194)	$8,969

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	12,187	4,908

CASH AND CASH EQUIVALENTS
END OF PERIOD	$11,993	$13,877

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$-

Income taxes paid	$-	$-

The accompanying notes are an integral part of the condensed financial statements.

GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual condensed unaudited statements and notes.  Certain information and footnote disclosures normally included in condensed unaudited financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed unaudited financial statements be read in conjunction with the September 30, 2007audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these condensed unaudited financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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
MARCH 31, 2008 AND 2007

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

Revenue and Cost Recognition

The Company’s financial statements are prepared using the accrual method of accounting. Under this method, revenue is recognized when earned and expenses are recognized when incurred. The Company did not earn any revenue from consulting services in 2008 and 2007.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000.

GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

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

GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	March 31,	March 31,
	2008	2007

Net income (loss)	$(125,194)	$488,127

Weighted-average common shares
outstanding (Basic)	4,879,692	843,552

Weighted-average common stock
equivalents:
Stock options	-	-
Warrants
Preferred Stock Conversions	-	125,000,000
Weighted-average common shares
outstanding (Diluted)	4,879,692	125,843,552

There were no outstanding options and warrants at March 31, 2008 and 2007.

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
MARCH 31, 2008 AND 2007

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
MARCH 31, 2008 AND 2007

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

In February 2008, FASB Staff Position ("FSP") FAS No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP No. 157-2") was issued. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144.

        The partial adoption of SFAS No. 157 on January 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material impact on the Company's financial statements. See Note 12 for the fair value measurement disclosures for these assets and liabilities. The Company is in the process of analyzing the potential impact of SFAS No. 157 relating to its planned January 1, 2009 adoption of the remainder of the standard.

GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

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

Reclassifications

Certain amounts for the six months ended March 31, 2007 have been reclassified to conform to the presentation of the March 31, 2008 amounts. The reclassifications have no effect on the net income for the six months ended March 31, 2008.

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

GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

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

Options and Warrants

The Company had no options or warrants outstanding at March 31, 2008 and 2007, respectively.

GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

NOTE 6 - INCOME TAXES

The net deferred tax assets in the accompanying balance sheets include the following components at March 31, 2008 and 2007:

	2008	2007

Deferred tax assets	$138,476	$116,551
Deferred tax valuation allowance	(138,476)	(116,551)

Net deferred tax assets	$-	$-

Due to the uncertainty of utilizing the approximate $461,586 and $388,502 in net operating losses, for the six months ended March 31, 2008 and 2007 respectively, and recognizing the deferred tax assets, an offsetting valuation allowance has been established.

NOTE 7 - GOING CONCERN

The Company incurred a loss for the current six-month period ended March 31, 2008 and has had recurring losses for years including and prior to September 30, 2007 and has an accumulated deficit account of $461,586.

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

GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

NOTE 8 - Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, provides a consistent framework for measuring fair value under Generally Accepted Accounting Principles and expands fair value financial statement disclosure requirements. SFAS 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. SFAS 157 classifies these inputs into the following hierarchy:

Level 1 Inputs– Quoted prices for identical instruments in active markets.

Level 2 Inputs– Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs– Instruments with primarily unobservable value drivers.

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2008.

Fair Value Measurements on a Recurring Basis as of March 31, 2008

Assets	Level I	Level II	Level III	Total

Investment securities	-	-	-	-

Cash equivalents	11,992	-	-	-

Total Assets	11,992	-	-	-

Liabilities	-	-	-	-

Total Liabilities	-	-	-	-

NOTE 9 - SUBSEQUENT EVENT

The Company’s Board Members at the close of business on April 24, 2008 (the “Record Date”), voted to have a reverse split of the Company's common stock in a ratio of one (1) new share for every five hundred (500) existing shares of common stock.  There will be no change to the par value or the authorized shares of common stock of the Company.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

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

On March 9, 1999, both the Colorado Corporation and the Nevada Corporation executed Articles of Merger by which the Colorado Corporation's shareholders received one share of new (Nevada) common stock for every 2,000 shares of old (Colorado) common stock they owned. The shareholders of both corporations had previously approved this proposal on due notice, and all outstanding shares of the Colorado Corporation's common stock were purchased by the new Nevada Corporation, effectively merging the Colorado Corporation into the Nevada Corporation, reverse splitting the Company's stock, and making the Nevada Corporation the surviving entity. Holders of preferred stock in the old Colorado Corporation received preferred stock in the new Nevada Corporation on a 1:1 basis.

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

On or about February 19, 2006, the Company's registration statement filed with the SEC on Form 10-SB became effective. Accordingly, the Company resumed the filing of reporting documentation in an effort to maximize shareholder value. The best use and primary attraction of the Company as a merger partner or acquisition vehicle will be its status as a reporting public company. Any business combination or transaction may potentially result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 (Q2 2008)
COMPARED TO THREE MONTHS ENDED MARCH 31, 2007 (Q2 2007)

Revenues

Revenues were $0  for the three months ended March 31, 2008, as compared to $0  for the three months ended March 31, 2007.

Operating Expenses

Operating expenses for the three months ended March 31, 2008 were $68,950  compared to $52,292  for the three months ended March 31, 2007. This increase was primarily attributed to  an increase in professional fees and compensation.

Loss From Operations

Loss from operations for the three months ended March 31, 2008 was $68,950 compared to $52,292  for the three months ended March 31, 2007.

Net Loss Applicable To Common Stock

Net loss applicable to Common Stock was $68,950 for the three months ended March 31, 2008 compared to $52,292 for the three months ended March 31, 2007. Net loss per common share was $.01 for the three months ended March 31, 2008 and $.06 for the three months ended March 31, 2007.

SIX MONTHS ENDED MARCH 31, 2008 (Q2 2008)
COMPARED TO SIX MONTHS ENDED MARCH 31, 2007 (Q2 2007)

Revenues

Revenues were $0  for the six months ended March 31, 2008, as compared to $0   for the six months ended March 31, 2007.

Operating Expenses

Operating expenses for the six months ended March 31, 2008 were $125,194  compared to $139,007  for the six months ended March 31, 2007. This decrease was primarily attributed to  a decrease in general and administrative expenses.

Other Income

Other Income for the six months ended March 31, 2007 was $627,134 compared to $0 for the six months ended March 31, 2008.  Other Income in 2007 was comprised of a one time income charge for the write off of debenture debt.

Income (Loss) From Operations

Loss from operations for the six months ended March 31, 2008 was ($125,194) compared to income from operations of $488,127  for the six months ended March 31, 2007.

Net Income (Loss) Applicable To Common Stock

Net loss applicable to Common Stock was ($125,194) for the six months ended March 31, 2008 compared to net income of $488,127 for the six months ended March 31, 2007. Net loss per common share was ($.03) for the six months ended March 31, 2008 and net income per common share was $.58 for the six months ended March 31, 2007.

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

As of March 31, 2008, the Company had current assets consisting of cash and cash equivalents in the amount of $11,993.  As of March 31, 2008, the Company had current liabilities consisting of  an officers loan in the amount of $127,284.

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

OFF BALANCE SHEET TRANSACTIONS

The Company has no off balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 4.    Controls and Procedures

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

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings

We are not a party to any pending legal proceedings nor is any of our property the subject of any pending legal proceedings.

Item 1A.   Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 2.    Unregistered Sales Of Equity Securities And Use Of Proceeds.

none

Item 3.    Defaults Upon Senior Securities

none

Item 4.    Submission of Matters to a Vote of Security Holders

Subsequent Event – see Item 5, below.

Item 5.    Other Information

Subsequent Event - On April 21, 2008, the Company filed a Definitive Information Statement on Schedule 14A notifying its stockholders that action has been approved by the holders of at least a majority of the voting power of stockholders, by written consents without holding a meeting of stockholders. By such written consents, such stockholders approved the following action:

1.  To effect a reverse split of the Company's common stock in a ratio of one (1) new share for every five hundred (500) existing shares of common stock. There will be no change to the par value or the authorized shares of common stock of the Company and any fractional shares will be rounded up, and

2.  To amend our Articles of Incorporation to effect the 1-for-500 reverse stock split with respect to our common stock.

The Board of Directors unanimously adopted and approved the proposals, and on April 9, 2008 the Company received the written consent, in lieu of a meeting of stockholders, from the holders of 99.7% of the shares of our voting stock approving these actions. No other votes were required to adopt the Amendments and none are being solicited hereunder.

The Information Statement was first mailed or furnished to stockholders on or about April 24, 2008.

Item 6.    Exhibits

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Principal Executive Officer pursuant to Sarbanes-Oxley Section 302

31.2	Certification of Principal Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1	Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Section 906

32.2	Certification of Chief Financial Officer pursuant to Sarbanes-Oxley Section 906

SIGNATURES

Date: May 15, 2008

By: /s/ RICHARD ASTROM

Richard Astrom
Chief Executive Officer, Director

By: /s/ CHRISTOPHER ASTROM

Christopher Astrom
Chief Financial Officer, Secretary, Director