Form 10-Q
period 2008-06-30
GENESIS CAPITAL CORP OF NEVADA
filed 2008-08-14
CIK 1083383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2008

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

As of August 14, 2008, there were 10,048 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

GENESIS CAPITAL CORPORATION OF NEVADA

For The Quarterly Period Ended June 30, 2008

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

Item 1.    Financial Statements

GENESIS CAPITAL CORPORATION
OF NEVADA
  CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2008 AND 2007

GENESIS CAPITAL CORPORATION OF NEVADA

GENESIS CAPITAL CORPORATION OF NEVADA
CONDENSED BALANCE SHEETS (UNAUDITED)

ASSETS
	(Unaudited)	(Audited)
	June 30,	September 30,
	2008	2007
CURRENT ASSETS
Cash and cash equivalents	$11,956	$12,187

TOTAL ASSETS	$11,956	$12,187

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Officers Loan	$147,284	$2,284
Total Current Liabilities	147,284	2,284

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock A, $.001 par value; 5,000,000 shares
authorized and 5,000,000 shares issued and outstanding	5,000	5,000
Preferred stock B, $.001 par value; 5,000,000 shares
authorized and 5,000,000 shares issued and outstanding	5,000	5,000
Common stock, $.001 par value; 500,000,000
shares authorized and 10,048 shares issued
and outstanding	10	10
Additional paid-in capital	336,285	336,285
Accumulated deficit	(481,623)	(336,392)

Total Stockholders' Equity (Deficit)	(135,328)	9,903

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$11,956	$12,187

The accompanying notes are an integral part of the condensed financial statements.

GENESIS CAPITAL CORPORATION OF NEVADA
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2008 AND 2007

	NINE MONTHS ENDED		THREE MONTHS ENDED
	2008	2007	2008	2007

CONSULTING REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees and compensation expenses	87,652	62,288	8,270	35,537
Administrative expenses	57,579	182,484	11,767	70,227

Total operating expenses	145,231	244,772	20,037	105,764

LOSS BEFORE OTHER INCOME (EXPENSE)	(145,231)	(244,772)	(20,037)	(105,764)

OTHER INCOME (EXPENSE)
Other income	-	627,134	-	-
Total Other Income (Expense)	-	627,134	-	-

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(145,231)	382,362	(20,037)	(105,764)
Provision for income taxes	-	-	-	-

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	(145,231)	382,362	(20,037)	(105,764)

NET INCOME (LOSS) PER BASIC SHARES	(14.45)	38.05	(1.99)	(10.53)
NET INCOME (LOSS) PER DILUTED SHARES	-	1.47	-	-

WEIGHTED AVERAGE NUMBER OF OUTSTANDING
BASIC	10,048	10,048	10,048	10,048
DILUTED	-	260,048	-	-

The accompanying notes are an integral part of the condensed financial statements.

GENESIS CAPITAL CORPORATION OF NEVADA
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(145,231)	$382,362
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:

Expiration of debentures	-	(453,720)
Expiration of expenses associated with debentures	-	(173,414)

Changes in assets and liabilities:

Decrease in loans receivable related party	-	50,434
Decrease in management fee receivable	-	143,482
(Decrease) in accounts payable and accrued expenses	-	(61,024)
Increase in officers loan	145,000	114,084
Total adjustments	145,000	(380,158)
Net cash provided by(used in) operating activities	(231)	2,204

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(231)	2,204

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	12,187	4,908

CASH AND CASH EQUIVALENTS
END OF PERIOD	$11,956	$7,112

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Reclassify Temporary Equity to Permanent Equity	$-	$266,377
Expiration of debentures	$-	$453,720
Expiration of costs associated with debentures	$-	$173,414

The accompanying notes are an integral part of the condensed financial statements.

GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual condensed unaudited statements and notes.  Certain information and footnote disclosures normally included in condensed unaudited financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed unaudited financial statements be read in conjunction with the September 30, 2007 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these condensed unaudited financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the condensed operations for the periods presented.

Genesis Capital Corporation of Nevada (the “Company”) was incorporated in the State of Colorado in 1983. The Company has a total of 500,000,000 authorized common shares at June 30, 2008 and 2007, respectively, (par value $.001) with 10,048 shares issued and outstanding at June 30, 2008 and 2007, respectively, and 10,000,000 shares authorized preferred stock (par value of $.001) with 10,000,000 shares issued and outstanding as of June 30, 2008 and 2007, respectively.

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
JUNE 30, 2008 AND 2007

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
JUNE 30, 2008 AND 2007

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

GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2008 AND 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS for the nine months ended June 30, 2008 and 2007:

	June 30,	June 30,
	2008	2007

Net income (loss)	$(145,231)	$382,632

Weighted-average common shares
outstanding (Basic)	10,048	10,048

Weighted-average common stock
equivalents:
Preferred Stock Conversions	-	250,000
Weighted-average common shares
outstanding (Diluted)	10,048	260,048

There were no outstanding options and warrants at June 30, 2008 and 2007.

Recent Accounting Pronouncements

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
JUNE 30, 2008 AND 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 did not have a material impact on the Company’s financial position or results of operations.

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
JUNE 30, 2008 AND 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

The partial adoption of SFAS No. 157 on January 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material impact on the Company's financial statements. See Note 8 for the fair value measurement disclosures for these assets and liabilities. The Company is in the process of analyzing the potential impact of SFAS No. 157 relating to its planned January 1, 2009 adoption of the remainder of the standard.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160, This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting

GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2008 AND 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently assessing the impact that SFAS No. 160 will have on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS No. 161”).  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008.  The adoption of SFAS No. 161 is not anticipated to affect the Company’s financial condition and results of operations, but may require additional disclosures if we enter into derivative and hedging activities.

Reclassifications

Certain amounts for the nine months ended June 30, 2007 have been reclassified to conform to the presentation of the June 30, 2008 amounts. The reclassifications have no effect on the net income for the nine months ended June 30, 2008.

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
JUNE 30, 2008 AND 2007

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

On April 24, 2008, the Company affected a 500-for-1 reverse stock split of its common stock.   There was no change to the par value or the authorized shares of common stock of the Company.  All shares and per share amounts have been retroactively restated to reflect this split.

GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2008 AND 2007

NOTE 5 - STOCKHOLDERS’ (DEFICIT) (CONTINUED)

Options and Warrants

The Company had no options or warrants outstanding at June 30, 2008 and 2007, respectively.

NOTE 6 - INCOME TAXES

The net deferred tax assets in the accompanying balance sheets include the following components at June 30, 2008 and 2007:

	2008	2007

Deferred tax assets	$144,487	$133,300
Deferred tax valuation allowance	(144,487)	(133,300)

Net deferred tax assets	$-	$-

Due to the uncertainty of utilizing the approximate $481,623 and $444,267 in net operating losses, for the nine months ended June 30, 2008 and 2007 respectively, and recognizing the deferred tax assets, an offsetting valuation allowance has been established.

NOTE 7 - GOING CONCERN

The Company incurred a loss for the current nine-month period ended June 30, 2008 and has had recurring losses for years including and prior to September 30, 2007 and has an accumulated deficit account of $481,623.

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
JUNE 30, 2008 AND 2007

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2008.

Fair Value Measurements on a Recurring Basis as of June 30, 2008:

Assets	Level I	Level II	Level III	Total

Investment securities	-	-	-	-

Cash equivalents	11,956	-	-	11,956

Total Assets	11,956	-	-	11,956

Liabilities	-	-	-	-

Total Liabilities	-	-	-	-

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations Operation

THE  FOLLOWING  DISCUSSION  SHOULD  BE READ  IN  CONJUNCTION WITH  THE COMPANY'S  FINANCIAL  STATEMENTS  AND THE  NOTES TO THOSE  STATEMENTS  AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

Non-Operating Shell Company.

Currently, the Company is a non-operating shell corporation. The Company intends to effect a merger, acquisition or other business combination with an operating company by using a combination of capital stock, cash on hand, or other funding sources, if available. The Company intends to devote substantially all of its time to identifying potential merger or acquisition candidates. There can be no assurances that it will enter into such a transaction in the near future or on favorable terms, or that other funding sources will be available.  A more detailed discussion of the current business plan is set forth below.

History

We were formed as a Colorado corporation on September 19, 1983, under the name Bugs, Inc., for the purpose of using microbial and other agents, including metallurgy, to enhance oil and natural gas production and to facilitate the recovery of certain metals. In July 1989, the Company approved Articles of Amendment changing its name to Genesis Services, Inc. In September 1990, the Company approved additional Articles of Amendment changing its name to Genesis Capital Corporation (sometimes referred to as the "Colorado Corporation").

Since 1994, the activities of the Company have been limited because it sold its wholly owned subsidiary, U.S. Staffing, Inc., during the 1994-95 fiscal years. In 1999, the Company merged with Lincoln Health Fund, Inc. which owned land in Tarrant County, Texas, which it planned to use in building a retirement center. Since 1999, the Company has had minimal activity. The Company is a shell corporation seeking a business to acquire.

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

Pursuant to an Agreement executed on December 26, 2001, made effective as of October 31, 2001 and a Statutory Warranty Deed dated October 30, 2001, the Company, through Senior, acquired from National Residential Properties, Inc. all of the right, title and interest of National in (i) a certain parcel of real property in Hebron, Connecticut; and (ii) four contracts to purchase certain parcels of real property in Watertown, New Milford, Granby and East Windsor, Connecticut. In March 2002, the Company sold its interest in the Connecticut Properties to Nathan Kahn and CT Adult Condominiums, LLC.  At the time, National and the Company had the same officers and directors and, accordingly, may have been deemed “affiliates".

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

Additionally, the Company has not renewed the corporate charters for Senior Lifestyle Communities, Inc. and Senior Adult Lifestyles, Inc. The Company had previously transferred all assets and liabilities associated with these companies into the parent Genesis Capital Corporation of Nevada.

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

In February 2007, the Company filed an Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock with the state of Nevada, and a Certificate of Designation of Series B Convertible Preferred Stock. The Certificate of Designation of Series B Preferred Stock, designated 5,000,000 shares. On February 22, 2007, the Board of Directors approved the issuance of 5,000,000 shares of its Series B Convertible Preferred Stock to Christopher Astrom, in exchange for services rendered.

Each share of Series A convertible preferred stock entitles the holder thereof to twenty-five (25) votes on all matters, the right to convert each share into twenty-five (25) shares of common stock and a liquidation preference of $1.00 per share. Each share of series B convertible preferred stock entitles the holder thereof to two hundred fifty (250) votes on all matters, the right to convert each share into two hundred fifty (250) shares of common stock and a liquidation preference of $1.00 per share.

On March 12, 2007, the Company affected a 1 for 100 reverse split of its common stock.  In April 21, 2008, the Company affected a 1 for 500 reverse split of its common stock.

Current Business Plan

The Company is a shell company in that it has no or nominal operations and either no or nominal assets. At this time, the Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

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

The Company intends to promote the Company privately. The Company has not yet prepared any notices or advertisement. The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2008 (Q3 2008)
COMPARED TO THREE MONTHS ENDED JUNE 30, 2007 (Q3 2007)

Revenues

Revenues were $0  for the three months ended June 30, 2008, as compared to $0 for the three months ended June 30, 2007.

Operating Expenses

Operating expenses for the three months ended June 30, 2008 were $20,037 compared to $105,764 for the three months ended June 30, 2007. This decrease was primarily attributed to the lack of negotiations and activity related to prospective merger or acquisition candidates.

Loss From Operations

Loss from operations for the three months ended June 30, 2008 was $20,037 compared to $105,764  for the three months ended June 30, 2007.

Net Loss Applicable To Common Stock

Net loss applicable to Common Stock was $20,037 for the three months ended June 30, 2008 compared to $105,764 for the three months ended June 30, 2007. Net loss per common share was $1.99 for the three months ended June 30, 2008 and $10.53 for the three months ended June 30, 2007.

NINE MONTHS ENDED JUNE 30, 2008 (Q3 2008)
COMPARED TO NINE MONTHS ENDED JUNE 30, 2007 (Q3 2007)

Revenues

Revenues were $0 for the nine months ended June 30, 2008, as compared to $0 for the nine months ended June 30, 2007.

Operating Expenses

Operating expenses for the nine months ended June 30, 2008 were $145,231 compared to $244,772 for the nine months ended June 30, 2007. This decrease was primarily attributed to the lack of negotiations and activity related to prospective merger or acquisition candidates.

Loss From Operations

Loss from operations for the nine months ended June 30, 2008 was $145,231 compared to $244,772 for the nine months ended June 30, 2007.

Net Income (Loss) Applicable To Common Stock

Net loss applicable to Common Stock was $145,231 for the nine months ended June 30, 2008 compared to net income of $382,682 for the nine months ended June 30, 2007. Net loss per common share was $14.45 for the nine months ended June 30, 2008 and net income per common share of $38.05 for the nine months ended June 30, 2007.  The increased income was attributable to the expiration of company debentures ($627,134).

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

As of June 30, 2008, the Company had current assets consisting of cash and cash equivalents in the amount of $11,956.  As of June 30, 2008, the Company had current liabilities consisting of  an officer’s loan in the amount of $147,284.

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

The Company’s board of directors was advised by Bagell, Josephs, Levine & Company, L.L.C., the Company’s independent registered public accounting firm that during their performance audit procedures for 2007 Bagell, Josephs, Levine & Company, L.L.C. identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company’s internal control over financial reporting.

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

Item 4.    Submission of Matters to a Vote of Security Holders

See Item 5, below.

Item 5.    Other Information

On April 21, 2008, the Company filed a Definitive Information Statement on Schedule 14A notifying its stockholders that action has been approved by the holders of at least a majority of the voting power of stockholders, by written consents without holding a meeting of stockholders. By such written consents, the Company, on April 24, 2008, effected a reverse stock split of the Company's issued and outstanding shares of common stock in a ratio of one (1)  new share for every five hundred (500) existing shares of common stock, with all fractional shares rounded up to the nearest whole share.  The reverse stock split did not change the par value of our common stock nor change the number of authorized shares of our common stock. The effect of this action is reflected in the Company's  financial  statements as of the first day of the first period presented.

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

Date: August 14, 2008

By: /s/ RICHARD ASTROM

Richard Astrom
Chief Executive Officer, Director

By: /s/ CHRISTOPHER ASTROM

Christopher Astrom
Chief Financial Officer, Secretary, Director