Form 10-K
period 2008-09-30
GENESIS CAPITAL CORP OF NEVADA
filed 2008-12-29
CIK 1083383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-K
_______________________

(MARK ONE)

[ X ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2008

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

Commission file number: 000-27831

GENESIS CAPITAL CORPORATION OF NEVADA

(Exact name of registrant as specified in its charter)

Nevada	91-1947658
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

One N.E. First Avenue, Suite 306, Ocala, Florida	34470
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (718) 554-3652

Securities Registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities Registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 Par Value
 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  [     ]    No  [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  [     ]    No  [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [ X ]    No  [     ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes [ X ]    No [     ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 31, 2008 the market value was $4,137.  There are approximately 4,137,588 (pre May, 2008 reverse split of 1:500) shares of our common voting stock held by non-affiliates.  This valuation is based upon the bid price of our common stock as quoted on the OTCBB on that date ($0.001).

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [ X ]    No  [     ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares outstanding of the registrant's common stock as of  December 23, 2008 was 10,048.

(DOCUMENTS INCORPORATED BY REFERENCE)
None

GENESIS CAPITAL CORPORATION OF NEVADA
FORM 10-K

PART I

This annual report on Form 10-K contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the Company, us, our future performance, our beliefs and our Management's assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict or assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the filing of this Form 10-K, whether as a result of new information, future events, changes in assumptions or otherwise.

Unless the context otherwise requires, throughout this Annual Report on Form 10-K the words “Company,” “we,” “us” and “our” refer to GENESIS CAPITAL CORPORATION OF NEVADA and its consolidated subsidiaries.

ITEM 1.    BUSINESS

General

Non-Operating Shell Company.

Currently, we are a non-operating shell corporation. We intend to effect a merger, acquisition or other business combination with an operating company by using a combination of capital stock, cash on hand, or other funding sources, if available. We intend to devote substantially all of our time to identifying potential merger or acquisition candidates. There can be no assurances that we will enter into such a transaction in the near future or on favorable terms us, or that other funding sources will be available.  A more detailed discussion of the current business plan is set forth below.

History

We were formed as a Colorado corporation on September 19, 1983, under the name Bugs, Inc., for the purpose of using microbial and other agents, including metallurgy, to enhance oil and natural gas production and to facilitate the recovery of certain metals. In July 1989, we changed our name to Genesis Services, Inc.  In September 1990, we changed our name to Genesis Capital Corporation.

Since 1994, when we sold our wholly owned subsidiary, U.S. Staffing, Inc., our activities have been limited. In 1999, we merged with Lincoln Health Fund, Inc., a Texas real estate holding company also with minimal activity.

On December 22, 1998, we incorporated Genesis Capital Corporation of Nevada as a Nevada subsidiary with whom we merged so as to effect a re-domicile to Nevada and a reverse split of our common stock.  On March 9, 1999, the parties executed Articles of Merger by which our shareholders received one share of new (Nevada) common stock for every 2,000 shares of old (Colorado) common stock.  Holders of preferred stock in the old Colorado Corporation received preferred stock in the new Nevada Corporation on a 1:1 basis.

On August 30, 2001, we entered into a Stock Acquisition Agreement with Christopher Astrom (Purchaser); Hudson Consulting Group, Inc. (Seller); and Global Universal, Inc (Seller), pursuant to which Mr. Astrom acquired the right to purchase 54,110,309 shares of our common stock and 1,477,345 shares of preferred stock.  In consideration therefor, Mr. Astrom paid $315,000 and transferred to us all of the common stock of Senior Lifestyle Communities, Inc., the parent company of Senior Adult Lifestyle, Inc.

On October 30, 2001, we entered into a Share Exchange Agreement and Plan of Reorganization with Mr. Astrom and Senior Lifestyle Communities, the purpose of which was to accommodate the financing by Mr. Astrom of his $315,000 obligation.  Senior Lifestyle Communities issued to a nonaffiliated private source of financing 8% Series SPA Senior Subordinated Convertible Debentures in the initial amount of $360,000.

Pursuant to an Agreement executed on December 26, 2001, made effective as of October 31, 2001 and a Statutory Warranty Deed dated October 30, 2001, we acquired from National Residential Properties, Inc. all of its right, title and interest in (i) a certain parcel of real property in Hebron, Connecticut; and (ii) four contracts to purchase certain parcels of real property in Watertown, New Milford, Granby and East Windsor, Connecticut.  In March 2002, we sold to Nathan Kahn and CT Adult Condominiums, LLC all of our interest in the four Connecticut properties.

In June 2002, we issued to Christopher Astrom 3,522,655 shares of Series A Convertible Preferred Stock and designated the entire 5,000,000 shares of Preferred Stock then owned by Mr. Astrom as Series A Convertible Preferred Stock.

On July 1, 2004, we entered into a two (2) year agreement with Wahoo Funding LLC, an affiliated Florida limited liability company, whereby we rendered to Wahoo certain financial and business consulting services in exchange for a total of $700,000.  Except for the foregoing contract with Wahoo, we have not engaged in any operations and have been virtually dormant for several years.

Additionally, we have not renewed the corporate charters for Senior Lifestyle Communities, Inc. and Senior Adult Lifestyles, Inc. Prior thereto, we had transferred all assets and liabilities associated with these companies into the parent Genesis Capital Corporation of Nevada.

On or about February 19, 2006, our registration statement filed with the SEC on Form 10-SB became effective. Accordingly, we resumed the filing of reporting documentation in an effort to maximize shareholder value. Our best use and primary attraction as a merger partner or acquisition vehicle is our status as a reporting public company. Any business combination or transaction may potentially result in a significant issuance of shares and substantial dilution to our stockholders.

In February 2007, we filed with the state of Nevada an Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock, and a Certificate of Designation of Series B Convertible Preferred Stock. The Certificate of Designation of Series B Preferred Stock, designated 5,000,000 shares. On February 22, 2007, the Board of Directors approved the issuance to Christopher Astrom of 5,000,000 shares of our Series B Convertible Preferred Stock in exchange for services rendered.  The Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock returned the designation to the original 5,000,000 shares.

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

On March 12, 2007, we effected a 1 for 100 reverse split of our common stock.

On April 21, 2008, we filed a Information Statement on Schedule 14A notifying our stockholders that action has been approved by the holders of at least a majority of the voting power of stockholders, by written consents without holding a meeting of stockholders. By such written consents, on April 24, 2008 we effected a reverse stock split of our common stock in a ratio of one (1)  new share for every five hundred (500) existing shares of common stock, with all fractional shares rounded up to the nearest whole share.  The reverse stock split did not change the par value nor change the number of authorized shares of our common stock.

Current Business Plan

We are a shell company in that we conduct nominal operations and have nominal assets. At this time, our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire the perceived advantages of an Exchange Act registered corporation. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. We anticipate that we may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes.  We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

We intend to promote ourselves privately. We have not yet prepared any notices or advertisement. We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, we believe that we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8K's, 10K's, 10Q’s, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "Exchange Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act.

The analysis of new business opportunities will be undertaken by, or under the supervision of, our officers and directors. We intend to concentrate on identifying preliminary prospective business opportunities, which may be brought to its attention through present associations of our officers and directors. In analyzing prospective business opportunities, we will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Our officers and directors expect to meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, we intend to utilize written reports and investigation to evaluate the above factors.

Our officers have limited experience in managing companies similar to the Company and shall rely upon their own efforts, in accomplishing our business purpose. We may from time to time utilize outside consultants or advisors to effectuate its business purposes described herein. No policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of our limited resources, it is likely that any such fee would be paid in stock and not in cash.

We will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer. However, we do not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as we have successfully consummated such a merger or acquisition.

Acquisition of Opportunities

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and our shareholders will no longer control us.  Furthermore, our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our shareholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of a transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter.

As part of our investigation, our officers and directors may personally meet with management and key personnel, may visit and inspect material facilities, obtain analysis and verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures. The manner in which we participate in an opportunity will depend on the nature of the opportunity, our respective needs and desires, the management of the opportunity and the relative negotiation strength.

With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition can be expected to have a significant dilutive effect on the percentage of shares held by our then shareholders.

We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

Competition

We will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise. In view of our combined extremely limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors

Employees

We have no employees. Our business will be managed by our officer and directors, who may become employees. We do not anticipate a need to engage any fulltime employees at this time. The need for employees and their availability will be addressed in connection with our proposed operations.

ITEM 1A.    RISK FACTORS

An investment in our Common Stock is highly speculative, involves a high degree of risk and should be considered only by those persons who are able to afford a loss of their entire investment. In evaluating the Company and our business, prospective investors should carefully consider the following risk factors in addition to the other information included in this Annual Report.

We Are A Non-Operating Shell Company.

We are a public shell company with no operations and we are seeking to effect a merger, acquisition or other business combination with an operating company by using a combination of capital stock, cash on hand, or other funding sources, if available. There can be no assurances that we will be successful in identifying acquisition candidates or that if identified we will be able to consummate a transaction on terms acceptable to us.

We Have Minimal Assets And Have Had No Operations And Generated No Revenues For Several Years.

We have had no operations and no revenues or earnings from operations for several years. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in us incurring a net operating loss which will increase continuously until we can consummate a business combination with a target company. There is no assurance that we can identify such a target company and consummate such a business combination.

Our Auditor Has Raised Doubt As To Whether We Can Continue As A Going Concern.

We have not generated any revenues nor have we had any operations for several years. As of September 30, 2008, we had an accumulated deficit of $367,852. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or even worthless.

We Have Not Paid Dividends To Our Stockholders.

We have never paid, nor do we anticipate paying, any cash dividends on our common stock. Future debt, equity instruments or securities may impose additional restrictions on our ability to pay cash dividends.

Shareholders Who Hold Unregistered Shares Of Our Common Stock Are Not Eligible To Sell Our Securities Pursuant To Rule 144, Due To Our Status As A “Blank Check” Company And A “Shell Company”

We are characterized as both a “blank check” company and a “shell company.” The term "blank check company" is defined as a company that is a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and is issuing "penny stock," as defined in Rule 3a51-1 under the Securities Exchange Act of 1934.  Because we are a “blank check” company, Rule 144 of the Securities Act of 1933, as amended (“Rule 144”) is not available to our shareholders and we are required to comply with additional SEC rules regarding any offerings we may undertake.

Additionally, pursuant to Rule 144, a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets.  As such, we are a “shell company” pursuant to Rule 144, and as such, sales of our securities pursuant to Rule 144 are not able to be made until: (a) we have ceased to be a “shell company; (b) we are subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and have filed all of our required periodic reports for a period of one year; and a period of at least twelve months has elapsed from the date “Form 10 information” has been filed with the Commission reflecting the Company’s status as a non-shell company.  Because none of our securities can be sold pursuant to Rule 144, until at least a year after we cease to be a shell company, any securities we issue to consultants, employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until a year after we cease to be a shell company and have complied with the other requirements of Rule 144, as described above.

As a result of us being a blank check company and a shell company, it will be harder for us to fund our operations and pay our consultants with our securities instead of cash.  Additionally, as we may not ever cease to be a blank check company or a shell company, investors who hold our securities may be forced to hold such securities indefinitely.

There May Be Conflicts Of Interest Between Our Management And Our Non-Management Stockholders.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. Further, our management's own pecuniary interest may at some point compromise its fiduciary duty to our stockholders.

The Nature Of Our Proposed Operations Is Highly Speculative.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While management will prefer business combinations with entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting such criteria. In the event we complete a business combination, of which there can be no assurance, the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control.

The Competition For Business Opportunities And Combinations Is Great.

We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete with numerous other small public companies in seeking merger or acquisition candidates.

We Have No Current Agreements In Place For A Business Combination Or Other Transaction, And We Currently Have No Standards For Potential Business Combinations, And As A Result, Our Management Has Sole Discretion Regarding Any Potential Business Combination.

We have no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by us. There is no assurance that we will be able to negotiate a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target company to have achieved, or without which we would not consider a business combination with such business entity. Accordingly, we may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.

Reporting Requirements May Delay Or Preclude An Acquisition.

Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act") requires companies subject thereto to provide certain information about significant acquisitions including audited financial statements for the company acquired and a detailed description of the business operations and risks associated with such company's operations. The time and additional costs that may be incurred by some target companies to prepare such financial statements and descriptive information may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us. Additionally, acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

We Have Not Conducted Any Market Research Regarding Any Potential Business Combinations.

We have neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by us. Even in the event demand exists for a transaction of the type contemplated by us, there is no assurance we will be successful in completing any such business combination.

We Do Not Plan To Diversify Our Operations In The Event Of A Business Combination.

Our proposed operations, even if successful, will in all likelihood result in our engaging in a business combination with only one target company. Consequently, our activities will be limited to those engaged in by the business entity which we will merge with or acquire. Our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our operations.

Any Business Combination Will Likely Result In A Change In Control And In Our Management.

A business combination involving the issuance of our common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. Any such business combination may require our shareholder to sell or transfer all or a portion of their common stock. The resulting change in control of the Company will likely result in removal of the present management of the Company and a corresponding reduction in or elimination of participation in the future affairs of the Company.

Reduction Of Percentage Share Ownership Following Business Combination.

Our primary plan of operation is based upon a business combination with a business entity which, in all likelihood, will result in our issuing securities to shareholders of such business entity. The issuance of previously authorized and unissued common stock would result in a reduction in percentage of shares owned by our present shareholders and could therefore result in a change in control of our management.

We May Be Forced To Rely On Unaudited Financial Statements In Connection With Any Business Combination.

We will require audited financial statements from any business entity we propose to acquire. No assurance can be given; however, that audited financials will be available to us prior to a business combination. In cases where audited financials are unavailable, we will have to rely upon unaudited information that has not been verified by outside auditors in making our decision to engage in a transaction with the business entity. The lack of the type of independent verification which audited financial statements would provide increases the risk that we, in evaluating a transaction with such a target company, will not have the benefit of full and accurate information about the financial condition and operating history of the target company. This risk increases the prospect that a business combination with such a business entity might prove to be an unfavorable one for us.

Investors May Face Significant Restrictions On The Resale Of Our Common Stock Due To Federal Regulations Of Penny Stocks.

Our common stock will be subject to the requirements of Rule 15(g)-9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

ITEM 2.    PROPERTIES

We shares office space and a phone number with our principals at One N.E. First Avenue, Suite 306, Ocala, Florida 34470.  We do not have a lease and we do not pay rent for the leased space. We do not own any properties nor do we lease any other properties. We do not believe we will need to maintain an office at any time in the foreseeable future in order to carry out our plan of operations as described herein.

ITEM 3.    LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings nor are any of our property the subject of any pending legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 21, 2008, we filed a Information Statement on Schedule 14A notifying our stockholders that action has been approved by the holders of at least a majority of the voting power of stockholders, by written consents without holding a meeting of stockholders. By such written consents, on April 24, 2008 we effected a reverse stock split of our common stock in a ratio of one (1)  new share for every five hundred (500) existing shares of common stock, with all fractional shares rounded up to the nearest whole share.  The reverse stock split did not change the par value nor change the number of authorized shares of our common stock.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol "GCNV.OB". Such trading of our common stock is limited and sporadic

The following table reflects the high and low bid information for our common stock for each fiscal quarter during the fiscal year ended September 30, 2008 and 2007. The bid information was obtained from the OTC Bulletin Board and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended	Bid High	Bid Low
Fiscal Year 2008*
September 30, 2008	$8.000	$4.500
June 30, 2008	$15.00	$7.500
March 31, 2008	$45.00	$0.050
December 31, 2007	$12.50	$7.500
Fiscal Year 2007
September 30, 2007	$0.050	$0.020
June 30, 2007	$0.050	$0.010
March 31, 2007	$0.001	$0.001
December 31, 2006	$0.001	$0.001

* adjusted for 1:500 reverse split

As of September 30, 2008, there were 178 holders of record of our common stock.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities.

None

ITEM 6.    SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following presentation of management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, the accompanying notes thereto and other financial information appearing elsewhere in this report. This section and other parts of this report contain forward-looking statements that involve risks and uncertainties.  Our actual results may differ significantly from the results discussed in the forward-looking statements.

Plan of Operations - Overview

Our current business objective for the next twelve (12) months is to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We do not currently engage in any business activities that provide us with positive cash flows. As such, the costs of investigating and analyzing business combinations for the next approximately twelve (12) months and beyond will be paid with our current cash and other current assets on hand and through funds raised through other sources, which may not be available on favorable terms, if at all.  Such costs include filing of Exchange Act reports, and costs relating to consummating an acquisition.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 2008 COMPARED TO
FISCAL YEAR ENDED SEPTEMBER 30, 2007

Revenues

Revenues were $0 for the fiscal years ended September 30, 2008 and September 30, 2007.

Operating Expenses

Operating expenses excluding cost of revenues for the fiscal year ended September 30, 2008 were $31,460 compared to $136,897 for the year ended September 30, 2007.  This 77% decrease in operating expenses was the result of reduced professional fees, compensation and various administrative costs attributed to the lack of negotiations and activity related to prospective merger or acquisition candidates.

(Loss) From Operations

Loss from operations for the year ended September 30, 2008 was $31,460 as compared to $136,897 for the year ended September 30, 2007.  The reduction in net loss is directly attributable to the reduction in operating expenses described above.

Net Income (Loss) Applicable to Common Stock

Net loss applicable to Common Stock was ($31,460) for the fiscal year ended September 30, 2008 compared to net income of $490,237 for the year ended September 30, 2007. Net loss per common share was ($3.13) and net income per common share was $48.79 for the years ended September 30, 2008 and September 30, 2007, respectively.
The high net income for the year ended September 30, 2007 is attributable  to the gain associated with the expiration of debentures in the amount of $627,134.

LIQUIDITY AND CAPITAL RESOURCES

We currently plan to satisfy its cash requirements for the next 12 months by borrowing from affiliated companies with common ownership or control or directly from our officers and directors and we believe we can satisfy its cash requirements so long as it is able to obtain financing from these affiliated companies.  We currently expect that money borrowed will be used during the next 12 months to satisfy our operating costs, professional fees and for general corporate purposes. We have also been exploring alternative financing sources.

We will use our limited personnel and financial resources in connection with seeking new business opportunities, including seeking an acquisition or merger with an operating company. It may be expected that entering into a new business opportunity or business combination will involve the issuance of a substantial number of restricted shares of common stock. If such additional restricted shares of common stock are issued, our shareholders will experience a dilution in their ownership interest. If a substantial number of restricted shares are issued in connection with a business combination, a change in control may be expected to occur.

As of September 30, 2008, the Company had current assets consisting of cash and cash equivalents in the amount of $13,662.  As of September 30, 2008, the Company had current liabilities consisting of  an officer’s loan in the amount of $35,219.

In connection with the plan to seek new business opportunities and/or effecting a business combination, we may determine to seek to raise funds from the sale of restricted stock or debt securities.  We have no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at acceptable terms, if at all.

There are no limitations in our certificate of incorporation restricting our ability to borrow funds or raise funds through the issuance of restricted common stock to effect a business combination. Our limited resources and lack of recent operating history may make it difficult to borrow funds or raise capital. Such inability to borrow funds or raise funds through the issuance of restricted common stock required to effect or facilitate a business combination may have a material adverse effect on our financial condition and future prospects, including the ability to complete a business combination. To the extent that debt financing ultimately proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest, including debt of an acquired business.

RECENT ACCOUNTING PRONOUNCEMENTS

We continue to assess the effects of recently issued accounting standards. The impact of all recently adopted and issued accounting standards has been disclosed in the Footnotes to the financial statements.

CRITICAL ACCOUNTING ESTIMATES

We are a shell company and, as such, we do not employ critical accounting estimates. Should we resume operations we will employ critical accounting estimates and will make any and all disclosures that are necessary and appropriate.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2008, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

GENESIS CAPITAL CORPORATION
OF NEVADA
  FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

GENESIS CAPITAL CORPORATION OF NEVADA

INDEX TO FINANCIAL STATEMENTS

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
Suite J
406 Lippincott Drive
Marlton, New Jersey 08053
(856) 346-2828 Fax (856) 396-0022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Genesis Capital Corporation of Nevada
Ocala, Florida 34470

We have audited the accompanying balance sheets of Genesis Capital Corporation of Nevada (the “Company”) as of September 30, 2008 and 2007, and the related statements of operations, stockholders’ (deficit) and cash flows for each of the years in the two year period ended September 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genesis Capital Corporation of Nevada at September 30, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two year period ended September 30, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company incurred a loss for the current year but has had recurring losses for the years including and prior to September 30, 2007 and has an accumulated deficit of $367,852. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
Marlton, New Jersey

DECEMBER 29, 2008

GENESIS CAPITAL CORPORATION OF NEVADA
BALANCE SHEETS
SEPTEMBER 30, 2008 AND 2007

ASSETS

	2008	2007

CURRENT ASSETS
Cash and cash equivalents	$13,662	$12,187

TOTAL ASSETS	$13,662	$12,187

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
Loans payable - officers	35,219	2,284

TOTAL CURRENT LIABILITIES	35,219	2,284

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock - A, $.001 Par Value; 10,000,000 shares
authorized and 5,000,000 shares issued and outstanding,	5,000	5,000
Preferred stock - B, $.001 Par Value; 10,000,000 shares
authorized and 5,000,000 shares issued and outstanding,	5,000	5,000
Common stock, $.001 Par Value; 500,000,000 shares
authorized and 10,048 shares issued and outstanding	10	10
Additional paid-in capital	336,285	336,285
Accumulated deficit	(367,852)	(336,392)

Total Stockholders' (Deficit) Equity	(21,557)	9,903

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$13,662	$12,187

GENESIS CAPITAL CORPORATION OF NEVADA
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007

CONSULTING REVENUE	$-	$-

OPERATING EXPENSES
Professional fees and compensation expenses	31,460	78,967
Administrative expenses	-	57,930

Total operating expenses	31,460	136,897

(LOSS) BEFORE OTHER INCOME(EXPENSE)	(31,460)	(136,897)

OTHER INCOME (EXPENSE)
Other income	-	627,134
Total other income (expense)	-	627,134

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(31,460)	490,237

Provision for income taxes	-	-

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(31,460)	$490,237

NET INCOME (LOSS) PER BASIC SHARES	$(3.13)	$48.79

NET INCOME (LOSS) PER DILUTED SHARES	$-	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

BASIC	10,048	10,048

DILUTED	-	500,000,000

GENESIS CAPITAL CORPORATION OF NEVADA
 STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

	Preferred Stock		Preferred Stock		Common Stock		Additional
	Series A		Series B				Paid-in
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance, September 30, 2006	5,000,000	5,000	-	-	1,687	2	193,444	(954,157)	(755,711)

Expiration of the debenture payable and release from temporary equity	-	-	-	-	7,961	8	138,841	127,528	266,377

Issuance of stock for services	-	-	5,000,000	$5,000	400	-	4,000	-	9,000

Net income for the year ended September 30, 2007	-	-	-	-	-	-	-	490,237	490,237

Balance, September 30, 2007	5,000,000	$5,000	5,000,000	$5,000	10,048	$10	$336,285	$(336,392)	$9,903

Net (loss) for the year ended September 30, 2008	-	-	-	-	-	-	-	(31,460)	(31,460)

Balance, September 30, 2008	5,000,000	$5,000	5,000,000	$5,000	10,048	$10	$336,285	$(367,852)	$(21,557)

* The presentation of the common shares noted above reflect the stock splits dated March 29, 2007 and May 26, 2008.

GENESIS CAPITAL CORPORATION OF NEVADA
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(31,460)	$490,237

Adjustments to reconcile net income (loss) to net cash
(used in) operating activities:
Expiration of debentures	-	(453,720)
Expiration of expenses associated with debentures	-	(173,414)
Issuance of stock for services	-	9,000

Changes in assets and liabilities:
Decrease in accounts receivable	-	143,482
(Decrease) in accounts payable and accrued expenses	-	(61,024)

Total adjustments	-	(535,676)
Net cash (used in) operating activities	(31,460)	(45,439)

CASH FLOWS FROM INVESTING ACTIVITIES

Decrease in loans receivable	-	50,434
Net cash provided by investing activities	-	50,434

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loans payable - related party (officer)	32,935	2,284
Net cash provided by financing activities	32,935	2,284

NET INCREASE IN CASH AND
CASH EQUIVALENTS	$1,475	$7,279

CASH AND CASH EQUIVALENTS
BEGINNING OF YEAR	12,187	4,908

CASH AND CASH EQUIVALENTS
END OF YEAR	$13,662	$12,187

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:

Interest paid	$-	$-

Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

Reclassify Temporary Equity to Permanent Equity	$-	$266,377

Expiration of debentures	$-	$453,720

Expiration of costs associated with debentures	$-	$173,414

Issuance of stock for services	$-	$9,000

GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Genesis Capital Corporation of Nevada (the “Company”) was incorporated in the State of Colorado in 1983. The Company has a total of 500,000,000 authorized common shares at September 30, 2008 and 2007, respectively, (par value $.001) with 10,048 shares issued and outstanding at September 30, 2008 and 2007, respectively, and 10,000,000 shares authorized preferred stock (par value of $.001) with 10,000,000 shares issued and outstanding as of September 30, 2008 and 2007.

The Company entered into a Stock Acquisition Agreement with Christopher Astrom, Hudson Consulting Group, Inc. and Global Universal, Inc. of Delaware dated August 30, 2001, which closed on October 30, 2001. This Stock Acquisition Agreement enabled Senior Lifestyle Communities, Inc. to acquire 95% of the issued and outstanding shares of common and preferred stock of the Company for $315,000. For accounting purposes, the transaction was accounted for as a reverse acquisition, under the purchase method of accounting.

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
SEPTEMBER 30, 2008 AND 2007

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

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000.

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
SEPTEMBER 30, 2008 AND 2007

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

The Company has used the issued and weighted average shares as reported in the permanent stockholders’ schedule.

The following is a reconciliation of the computation for basic and diluted EPS:

	September 30,	September 30,
	2008	2007

Net income (loss)	$(31,460)	$490,237

Weighted-average common shares
outstanding (Basic)	10,048	10,048

Weighted-average common stock
equivalents:
Stock options	-	-
Warrants	-	-
Preferred stock conversions	-	499,989,952
Weighted-average common shares
outstanding (Diluted)	10,048	500,000,000

The Company issued 400 shares of common stock and 5,000,000 shares of preferred stock series B for services for the year ended September 30, 2007.  There were no other issuances of preferred or common stock for the years ended September 30, 2008 and 2007, respectively. The Company issued a one hundred to one reverse stock split on March 29, 2007.

There were no outstanding options and warrants at September 30, 2008 and 2007.

GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

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
SEPTEMBER 30, 2008 AND 2007

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

GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160, This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently assessing the impact that SFAS No. 160 will have on its financial statements.

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

GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC’’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The effective date of SFAS No. 162 has not yet been determined. The implementation of this standard will not have a material impact on the Financial Statements.

NOTE 3 - LOANS PAYABLE - OFFICERS

This represents amounts advanced to companies under common ownership, and officers of the Company. These amounts have no specific payment terms and are due on demand. No interest has been recorded on these amounts, due to the relative short-term repayments on them.

NOTE 4 - STOCKHOLDERS’ EQUITY (DEFICIT)

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

As of December 31, 2007, the Company had issued 10,000,000 of its preferred stock; 5,000,000 Series A and 5,000,000 Series B shares.

The Company has also issued as of September 30, 2008 and 2007, 10,048 of its common shares.

The Company has reclassified back into permanent equity from temporary equity as of September 30, 2007, 7,672 of its common shares. The Company issued 400 shares of common stock for services rendered for the year ended September 30, 2007.  There have been no other issuances of preferred or common stock for the years ended September 30, 2008 and 2007, respectively. The Company issued a one hundred to one reverse stock split of its common stock that took effect on March 29, 2007. The Company also issued a five hundred to one reverse stock split of its common stock that took effect on May 26, 2008. For both transactions, there was no change to par value or authorized shares of the common stock of the company. All shares and per share amounts have been retroactively restated  to reflect this split.

GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

NOTE 4 - STOCKHOLDERS’ (DEFICIT) (CONTINUED)

Common and Preferred Stock (Continued)

On February 22, 2007, the Company filed an Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock with the state of Nevada, which certificate of designation decreased the designated Series A Convertible Preferred Stock from 10,000,000 shares to 5,000,000 shares. Each share of series A convertible preferred stock entitles the holder thereof to 25 votes on all matters, the right to convert each share into 25 shares of common stock and a liquidation preference of $1.00 per share. On February 22, 2007, the Company filed a Certificate of Designation of Series B Convertible Preferred Stock with the state of Nevada, which certificate of designation designated 5,000,000 shares of Series B Convertible Preferred Stock. The Company issued 5,000,000 shares of series B shares in consideration for services rendered by the officer of the Company.  Each share of series B convertible preferred stock entitles the holder thereof to 250 votes on all matters, the right to convert each share into 250 shares of common stock and a liquidation preference of $1.00 per share.

Options and Warrants

The Company had no options or warrants outstanding at September 30, 2008 and 2007, respectively.

NOTE 5 - INCOME TAXES

The net deferred tax assets in the accompanying balance sheets include the following components at September 30, 2008 and 2007:

	2008	2007

Deferred tax assets	$110,356	$100,918
Deferred tax valuation allowance	(110,356)	(100,918)

Net deferred tax assets	$-	$-

Due to the uncertainty of utilizing the approximate $367,852 and $336,392 in net operating losses, for the years ended September 30, 2008 and 2007 respectively, and recognizing the deferred tax assets, an offsetting valuation allowance has been established.

GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

NOTE 6 - GOING CONCERN

The Company incurred a loss for the current year but has had recurring losses for years including and prior to September 30, 2007 and has an accumulated deficit of $367,852.

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

  NOTE 7 - FAIR VALUE MEASUREMENTS

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2008.

GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

NOTE 7 - FAIR VALUE MEASUREMENTS (CONTINUED)

Fair Value Measurements on a Recurring Basis as of September 30, 2008:
Assets	Level I	Level II	Level III	Total

Cash equivalents	$13,662	$-	$-	$13,662

Total Assets	$13,662	$-	$-	$13,662

Liabilities	$-	$-	$-	$-

Total Liabilities	$-	$-	$-	$-

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

NONE

ITEM 9A.    CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to ensure that we disclose required information in the reports filed under the Securities Exchange Act and that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of September 30, 2008, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Our board of directors was advised by Bagell, Josephs, Levine & Company, L.L.C.,  our independent registered public accounting firm, that during their performance of audit procedures for 2008, Bagell, Josephs, Levine & Company, L.L.C. identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 5 in our internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, our size prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There have been no other changes in our internal controls over financial reporting that occurred during the period covered by this Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Evaluation of and Report on Internal Control over Financial Reporting

The management of the Registrant is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

−	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

−
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

−
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of September 30, 2008, the Company’s internal control over financial reporting is not effective based on those criteria and as set forth herein.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following individuals were serving as our executive officers on September 30, 2008:

Name	Age	Position
Christopher Astrom	37	President, CEO, Director
Richard Astrom	62	Secretary, Treasurer, Director

Christopher Astrom (37).  Mr. Astrom has been an officer and director of the Company since November 1, 2001. From 1995 through June 2007, Mr. Astrom has served as Vice-President and Corporate Secretary of National Realty and Mortgage, Inc. with responsibilities for property acquisitions.  Mr. Astrom was the President, Corporate Secretary and a director of Capital Solutions I, Inc. until December 2007 whereupon he divested his ownership interest in connection with an exchange transaction described in Form 8-K filed with the SEC by Capital Solutions on December 10, 2007.    He graduated from the University of Florida with a Bachelors Degree in Business Administration. Christopher Astrom is the son of Richard Astrom.

Richard S. Astrom (62).  Mr. Astrom has been an officer and director of the Company since November 1, 2001.  From 1995 through June 2007, Mr. Astrom served as President and Chief Executive Officer of  National Realty and Mortgage, Inc.  He also served as a director of Capital Solutions I, Inc. until December 2007 whereupon he resigned his position in connection with an exchange transaction described in Form 8-K filed with the SEC by Capital Solutions on December 10, 2007.  He has been an active real estate broker in Florida since 1969. Mr. Astrom earned a Bachelors Degree in Business Administration from the University of Miami. Richard Astrom is the father of Christopher Astrom.

All executive officers are elected by the Board and hold office until the next Annual  Meeting of stockholders and until their successors are elected and qualify.

Compliance With Section 16(a) Of The Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the registrant's officers and directors, and persons who own more than 10% of a registered class of the registrant's equity securities, to file reports of ownership and changes in ownership of equity securities of the Registrant with the Securities and Exchange Commission. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the registrant with copies of all Section 16(a) forms that they file.

ITEM 11.    EXECUTIVE COMPENSATION

(a) Compensation.

The following table sets forth compensation awarded to, earned by or paid to our Chief Executive Officer and the four other most highly compensated executive officers with compensation in excess of $100,000 for the years ended September 30, 2008 and 2007 (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Christopher Astrom, CEO	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0
Richard Astrom, sec/treas.	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

OUTSTANDING EQUITY AWARDS AT SEPTEMBER 30, 2008
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Christopher Astrom	0	0	0	0	0	0	0	0	0
Richard Astrom	0	0	0	0	0	0	0	0	0

EMPLOYMENT CONTRACTS

We do not have an employment contract with any executive officer.

We have made no Long Term Compensation payouts.

DIRECTOR COMPENSATION

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Christopher Astrom	0	0	0	0	0	0	0
Richard Astrom	0	0	0	0	0	0	0

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of September 30, 2008, for each person, other than directors and executive officers, who is known by us to own beneficially five percent (5%) or more of its outstanding Common Stock.

Security Ownership of five percent (5%) Shareholders

Security Ownership of five percent (5%) Shareholders
Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
NONE

Security Ownership of Management

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of September 30, 2008 for the following: (1) each of our directors and executive officers and (2) our directors and executive officers as a group.

Security Ownership of Management
Title of Class	Name of Beneficial Owner	Amount and nature of Beneficial Ownership(1)(2)	Percent of Class(1)(2)
Common	Richard Astrom	505	5.2%
Common	Christopher Astrom	978	10.02%
Preferred		20,000	100%
directors and executive officers as a group (2)

(1)  All calculations are based on shares outstanding as adjusted for the 1:500 reverse stock split authorized in April 2008.

(2)  Based on an aggregate of 9760 common shares and 20,000 preferred shares outstanding as of September 30,2008 (post-split) . Each share of series A convertible preferred stock entitles the holder thereof to 25 votes on all matters, the right to convert each share into 25 shares of common stock and a liquidation preference of $500.00 per share.  Each share of series B convertible preferred stock entitles the holder thereof to two hundred fifty (250) votes on all matters, the right to convert each share into two hundred fifty (250) shares of common stock and a liquidation preference of $500.00 per share.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Richard Astrom is the father of Christopher Astrom.

None of our directors or executive officers or their respective immediate family members or affiliates are indebted to us. As of the date of this report, there is no material proceeding to which any of our directors, executive officers or affiliates is a party or has a material interest adverse to us.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

We were billed $31,300 for the fiscal year ended September 30, 2008 and $28,500 for the fiscal year ended September 30, 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our statutory and regulatory filings.

Audit Related Fees

There were $0 in audit related fees for the fiscal year ended September 30, 2008 and $0 in audit related fees for the fiscal year ended September 30, 2007. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

Tax Fees

Tax fees were $0 for the fiscal year ended September 30, 2008 and $0 for the fiscal year ended September 30, 2007.

All Other Fees

There were no other professional services rendered by our principal accountant during the last two fiscal years that were not included in the above paragraphs.

Preapproval Policy

Our Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Bagell, Josephs & Levine, CPA's as the Company's independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining independence.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    Financial Statements and Schedules. The following financial statements and schedules for the Company as of September 30, 2008 are filed as part of this report.

(1)    Financial statements of the Company and its subsidiaries.

(2)    Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(A) EXHIBITS.

The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

Exhibit No.	Description of Exhibits

3.01	Certificate of Incorporation(1)
3.01(a)	Certificate of Amendment of Certificate of Incorporation dtd Sept. 17, 2001(1)
3.01(b)	Certificate of Designation of Series A Convertible Preferred Stock(1)
3.01(c)	Amended and Restated Series A Convertible Preferred Stock Designation (2)
3.01(d)	Series B Convertible Preferred Stock Designation (2)
3.01(e)	Certificate of Amendment to the Certificate of Incorporation(3)
3.02	By-laws(1)
31.1	Certification pursuant to Sarbanes-Oxley Section 302
31.2	Certification pursuant to Sarbanes-Oxley Section 302
32.1	Certification pursuant to 18 U.S.C. Section 1350
32.2	Certification pursuant to 18 U.S.C. Section 1350

(1) Previously filed on January 19, 2006 with Form 10-SB/A Registration statement.
(2)  Previously filed on February 22, 2007 with Current Report on Form 8-K.
(3)  Previously filed on April 21, 2008 with Information Statement on Schedule 14C.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genesis Capital Corporation of Nevada

By: /s/ RICHARD ASTROM

Richard Astrom
Chief Executive Officer, Director
December 29, 2008

By: /s/ CHRISTOPHER ASTROM

Christopher Astrom
Chief Financial Officer, Secretary, Director
December 29, 2008