Form 10-Q
period 2008-12-31
GENESIS CAPITAL CORP OF NEVADA
filed 2009-02-17
CIK 1083383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 2008

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

As of February 13, 2009, there were 10,048 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

GENESIS CAPITAL CORPORATION OF NEVADA
For The Quarterly Period Ended December 31, 2008

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

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

GENESIS CAPITAL CORPORATION OF NEVADA
CONDENSED BALANCE SHEETS

ASSETS
	December 31, 2008	September 30, 2008
	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and cash equivalents	$599	$13,662

TOTAL ASSETS	$599	$13,662

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	10,800	-
Loans payable - officers	23,152	35,219

TOTAL CURRENT LIABILITIES	33,952	35,219

STOCKHOLDERS' (DEFICIT)
Preferred stock - A, $.001 Par Value; 5,000,000 shares
authorized and 5,000,000 shares issued and outstanding	5,000	5,000
Preferred stock - B, $.001 Par Value; 5,000,000 shares
authorized and 5,000,000 shares issued and outstanding	5,000	5,000
Common stock, $.001 Par Value; 500,000,000 shares
authorized and 10,048 shares issued and outstanding	10	10
Additional paid-in capital	336,285	336,285
Accumulated deficit	(379,648)	(367,852)

Total Stockholders' (Deficit)	(33,353)	(21,557)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$599	$13,662

GENESIS CAPITAL CORPORATION OF NEVADA
CONDENSED STATEMENTS OF OPERATIONS  (UNAUDITED)

	December 31, 2008	December 31, 2007 (Restated)

CONSULTING REVENUE	$-	$-

OPERATING EXPENSES
Professional fees and compensation expenses	10,800	8,200
Administrative expenses	996	-

Total operating expenses	11,796	8,200

(LOSS) BEFORE PROVISION FOR INCOME TAXES	(11,796)	(8,200)

Provision for income taxes	-	-

NET (LOSS) APPLICABLE TO COMMON SHARES	$(11,796)	$(8,200)

NET (LOSS) PER BASIC SHARES AND DILUTED SHARES	$(1.17)	$(0.82)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED	10,048	10,048

GENESIS CAPITAL CORPORATION OF NEVADA
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	December 31, 2008	December 31, 2007 (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(11,796)	$(8,200)

Adjustments to reconcile net (loss) to net cash
(used in) operating activities:

Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	10,800	-
Increase (decrease) in officers loan	(12,067)	6,955

Total adjustments	(1,267)	6,955
Net cash (used in) operating activities	(13,063)	(1,245)

NET DECREASE IN CASH AND
CASH EQUIVALENTS	(13,063)	(1,245)

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	13,662	12,187

CASH AND CASH EQUIVALENTS
END OF PERIOD	$599	$10,942

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$-	$-
Income taxes paid	$-	$-

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual condensed unaudited statements and notes.  Certain information and footnote disclosures normally included in condensed unaudited financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed unaudited financial statements be read in conjunction with the September 30, 2008 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these condensed unaudited financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the condensed operations, changes in stockholders equity (deficit), and cash flows for the periods presented.

Genesis Capital Corporation of Nevada (the “Company”) was incorporated in the State of Colorado in 1983. The Company has a total of 500,000,000 authorized common shares at December 31, 2008 and 2007, respectively, (par value $.001) with 10,048 shares issued and outstanding at December 31, 2008 and 2007, respectively, and 10,000,000 shares authorized preferred stock (par value of $.001) with 10,000,000 shares issued and outstanding as of December 31, 2008 and 2007.

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

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	December 31, 2008	December 31, 2007 (Restated)

Net (loss)	$(11,796)	$(8,200)

Weighted-average common shares
outstanding (Basic)	10,048	10,048

Weighted-average common stock
equivalents:
Stock options	-	-
Warrants	-	-
Preferred stock conversions	-	-
Weighted-average common shares
outstanding (Diluted)	10,048	10,048

The Company issued 400 shares of common stock and 5,000,000 shares of preferred stock series B for services for the year ended September 30, 2007.  There were no other issuances of preferred or common stock for the years ended September 30, 2008 and 2007, respectively. The Company issued a one hundred to one reverse stock split on March 29, 2007. This has been retroactively applied to the year ended September 30, 2006. The Company issued a five hundred to one reverse stock split on March 29, 2007. This has been retroactively applied to the year ended September 30, 2006.

There were no outstanding options and warrants at December 31, 2008 and 2007.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 did not have a material impact on the Company’s financial position or results of operations.

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

Reclassifications

Certain amounts for the three months ended December 31, 2007 have been reclassified to conform to the presentation of the December 31, 2008 amounts. The reclassifications have no effect on the net (loss) for the three months ended December 31, 2008.

NOTE 3 - LOANS PAYABLE - OFFICERS

This represents amounts advanced to The Company. These amounts have no specific payment terms and are due on demand. No interest has been recorded on these amounts, due to the relative short-term repayments on them.

NOTE 4 - STOCKHOLDERS’ EQUITY (DEFICIT)

Common and Preferred Stock

In October 2001, the Company completed a recapitalization whereby, the Company had authorized two classes of stock; preferred stock with a par value of $.001 and 10,000,000 shares authorized, and common stock with a par value of $.001, and 500,000,000 shares authorized.

As of December 31, 2008 and 2007, the Company had issued and outstanding 5,000,000 of its preferred stock series A shares.

As of December 31, 2008 and 2007, the Company had issued and outstanding 5,000,000 of its preferred stock series B shares.

The Company has also issued and outstanding as of December 31, 2008 and 2007, 10,048 of its common shares.

The Company has reclassified back into permanent equity from temporary equity as of September 30, 2007, 7,672 of its common shares. The Company issued 400 shares of common stock for services rendered for the year ended September 30, 2007.  There have been no other issuances of preferred or common stock for the years ended September 30, 2008 and 2007, respectively. The Company issued a one hundred to one reverse stock split that took effect on March 29, 2007. The Company also issued a five hundred to one reverse stock split that took effect on May 26, 2008.

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

NOTE 4 - STOCKHOLDERS’ (DEFICIT) (CONTINUED)

Common and Preferred Stock (Continued)

The Company issued 5,000,000 shares of series B shares in consideration for services rendered by the officer of the Company.  Each share of series B convertible preferred stock entitles the holder thereof to 250 votes on all matters, the right to convert each share into 250 shares of common stock and a liquidation preference of $1.00 per share.

Options and Warrants

The Company had no options or warrants outstanding at December 31, 2008 and 2007, respectively.

NOTE 5 - INCOME TAXES

The net deferred tax assets in the accompanying balance sheets include the following components at December 31:

	2008	2007

Deferred tax assets	$113,894	$103,378
Deferred tax valuation allowance	(113,894)	(103,378)

Net deferred tax assets	$-	$-

Due to the uncertainty of utilizing the approximate $379,648 and $344,593 in net operating losses, for the three months ended December 31, 2008 and 2007, and recognizing the deferred tax assets, an offsetting valuation allowance has been established.

NOTE 6 - GOING CONCERN

The Company incurred a loss for the current period but has had recurring losses for years including and prior to December 31, 2008 and has an accumulated deficit of $379,648.

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008.

NOTE 7 - FAIR VALUE MEASUREMENTS (CONTINUED)

Fair Value Measurements on a Recurring Basis as of December 31, 2008:
Assets	Level I	Level II	Level III	Total

Cash equivalents	-	-	-	-

Total Assets	-	-	-	-

Liabilities	-	-	-	-

Total Liabilities	-	-	-	-

NOTE 8 - RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its financial statements for the year ended December 31, 2007. Certain expenses paid on behalf of another entity have been reclassified to officer's loans.

	Originally Filed	Restated
	For the period	For the period
	ended December 31,	ended December 31,
	2007	2007

Assets	$10,942	$10,942

Liabilities	57,284	9,240

Stockholders' Equity (Deficit)	(46,342)	1,702

Total Liabilities and Stockholders' (Deficit)	$10,942	$10,942

	Originally Filed	Restated
	For the period	For the period
	ended December 31,	ended December 31,
	2007	2007

OPERATING EXPENSES:	56,245	8,200

NET (LOSS) APPLICABLE TO COMMON SHARES	$(56,245)	$(8,200)

NET (LOSS) PER BASIC AND DILUTED SHARES	$(0.01)	$(0.82)

Weighted average number of shares outstanding, basic and diluted	4,879,692	10,048

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2008 (Q1 2009)
COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2007 (Q1 2008)

Revenues

For the three months ended December 31, 2008 and December 31, 2007 we had no revenue.

Operating Expenses

Operating expenses for the three months ended December 31, 2008 were $11,796 compared to $8,200 for the three months ended December 31, 2007. This increase was attributed to increased professional fees and administrative costs associated with activity related to the search for prospective merger or acquisition candidates.

Loss From Operations

Loss from operations for the three months ended December 31, 2008 was $11,796 compared to $8,200 for the three months ended December 31, 2007. The increase in net loss is directly attributable to the increase in operating expenses described above.

Net Loss Applicable To Common Stock

Net loss applicable to Common Stock was $11,796 for the three months ended December 31, 2008 compared to $8,200 for the three months ended December 31, 2007. Net loss per common share was $1.17 for the three months ended December 31, 2008 and $0.82 for the three months ended December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

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

We currently plan to satisfy our cash requirements for the next 12 months by borrowing from affiliated companies with common ownership or control or directly from our officers and directors and we believe we can satisfy its cash requirements so long as it is able to obtain financing from these affiliated companies.  We currently expect that money borrowed will be used during the next 12 months to satisfy our operating costs, professional fees and for general corporate purposes. We have also been exploring alternative financing sources.

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

As of December 31, 2008, we had current assets consisting of cash and cash equivalents in the amount of $599.  As of December 31, 2008, we had current liabilities in the amount of $33,952.

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

Off Balance Sheet Transactions

We have no off balance sheet arrangements and have not entered into any transactions involving unconsolidated, limited purpose entities

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 4T.	Controls and Procedures

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

Based upon their evaluation as of December 31, 2008, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

Changes in Internal Control Over Financial Reporting

There have been no other changes in our internal controls over financial reporting that occurred during the period covered by this Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is not effective based on those criteria.

This quarterly report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Quarterly report.

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

Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds.

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Principal Executive Officer pursuant to Sarbanes-Oxley Section 302

31.2	Certification of Principal Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1	Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Section 906

32.2	Certification of Chief Financial Officer pursuant to Sarbanes-Oxley Section 906

SIGNATURES

Date: February 17, 2009

By: /s/ RICHARD ASTROM

Richard Astrom
Chief Executive Officer, Director

By: /s/ CHRISTOPHER ASTROM

Christopher Astrom
Chief Financial Officer, Secretary, Director