Form 10-Q
period 2009-03-31
GENESIS CAPITAL CORP OF NEVADA
filed 2009-05-15
CIK 1083383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2009

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

As of May 15, 2009, there were 10,048 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

GENESIS CAPITAL CORPORATION OF NEVADA
For The Quarterly Period Ended March 31, 2009

TABLE OF CONTENTS

i

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

ii

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

GENESIS CAPITAL CORPORATION
OF NEVADA
  CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009 AND 2008

GENESIS CAPITAL CORPORATION OF NEVADA

INDEX TO CONDENSED FINANCIAL STATEMENTS

GENESIS CAPITAL CORPORATION OF NEVADA
CONDENSED BALANCE SHEETS (UNAUDITED)

ASSETS
	March 31,	September 30,
	2009	2008
CURRENT ASSETS
Cash and cash equivalents	$563	$13,662

TOTAL ASSETS	$563	$13,662

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$10,800	$-
Officers Loan	23,152	35,219
Total Current Liabilities	33,952	35,219

STOCKHOLDERS' (DEFICIT)
Preferred stock A, $.001 par value; 5,000,000 shares
authorized and 5,000,000 shares issued and outstanding	5,000	5,000
Preferred stock B, $.001 par value; 5,000,000 shares
authorized and 5,000,000 shares issued and outstanding	5,000	5,000
Common stock, $.001 par value; 500,000,000
shares authorized and 10,048 shares issued
and outstanding	10	10
Additional paid-in capital	336,285	336,285
Accumulated deficit	(379,684)	(367,852)

Total Stockholders' (Deficit)	(33,389)	(21,557)

TOTAL LIABILITIES AND
STOCKHOLDERS' (DEFICIT)	$563	$13,662

The accompanying notes are an integral part of these condensed financial statements.

GENESIS CAPITAL CORPORATION OF NEVADA
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX MONTHS AND THREE MONTHS ENDED  MARCH 31, 2009 AND 2008

	SIX MONTHS ENDED		THREE MONTHS ENDED
	2009	2008 (Restated)	2009	2008 (Restated)

CONSULTING REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees and compensation expenses	10,800	31,460	-	23,260
Administrative expenses	1,032	-	36	-

Total operating expenses	11,832	31,460	36	23,260

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES	(11,832)	(31,460)	(36)	(23,260)
Provision for income taxes	-	-	-	-

NET (LOSS) APPLICABLE TO COMMON SHARES	$(11,832)	$(31,460)	$(36)	$(23,260)

NET (LOSS) PER BASIC AND DILUTED SHARES	$(1.18)	$(3.13)	$(0.00)	$(2.31)

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC AND DILUTED SHARES	10,048	10,048	10,048	10,048

The accompanying notes are an integral part of these condensed financial statements.

GENESIS CAPITAL CORPORATION OF NEVADA
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008

	Six Months ended
	March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,832)	$(31,460)
Adjustments to reconcile net loss to net cash
used in operating activities:

Changes in assets and liabilities:

Increase in accounts payable and accrued expenses	10,800	-
Total adjustments	10,800	-
Net cash (used in) operating activities	(1,032)	(31,460)

CASH FLOWS FROM INVESTING ACTIVITIES
(Decrease) increase in officers loan	(12,067)	31,265
Net cash (used in) provided by financing activities	(12,067)	31,265

NET (DECREASE) IN CASH AND
CASH EQUIVALENTS	$(13,099)	$(195)

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	13,662	12,187

CASH AND CASH EQUIVALENTS
END OF PERIOD	$563	$11,992

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$-

Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009 AND 2008

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

Genesis Capital Corporation of Nevada (the “Company”) was incorporated in the State of Colorado in 1983. The Company has a total of 500,000,000 authorized common shares at March 31, 2009 and 2008, respectively, (par value $.001) with 10,048 shares issued and outstanding at March 31, 2009 and 2008, respectively, and 10,000,000 shares authorized preferred stock (par value of $.001) with 10,000,000 shares issued and outstanding as of March 31, 2009 and 2008.

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

GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
MARCH 31, 2009 AND 2008

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

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue and Cost Recognition

The Company’s financial statements are prepared using the accrual method of accounting. Under this method, revenue is recognized when earned and expenses are recognized when incurred. The Company did not earn any revenue from consulting services in 2009 and 2008. All weighted average calculations have been adjusted to account for the stock splits.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000.

GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
MARCH 31, 2009 AND 2008

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

GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
MARCH 31, 2009 AND 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	March 31, 2009	March 31, 2008 (Restated)

Net (loss)	$(11,832)	$(31,460)

Weighted-average common shares
outstanding (Basic)	10,048	10,048

Weighted-average common stock
equivalents:
Stock options	-	-
Warrants	-	-
Preferred stock conversions	-	-
Weighted-average common shares
outstanding (Diluted)	10,048	10,048

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

There were no outstanding options and warrants at March 31, 2009 and 2008.

GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
MARCH 31, 2009 AND 2008

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

 GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
MARCH 31, 2009 AND 2008

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

 GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
MARCH 31, 2009 AND 2008

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

 GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
MARCH 31, 2009 AND 2008

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

In March of 2008 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, “Accounting for Derivatives and Hedging Activities.”  SFAS No. 161 has the same scope as Statement No. 133 but requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  SFAS No. 161 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May of 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This statement identifies literature established by the FASB as the source for accounting principles to be applied by entities which prepare financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States.  This statement is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  This statement will require no changes in the Company’s financial reporting practices.

 GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
MARCH 31, 2009 AND 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In May of 2008 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 163, “Accounting for Financial Guarantee Insurance – an interpretation of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts.  This statement is effective for fiscal years beginning after December 15, 2008.  This statement has no effect on the Company’s financial reporting at this time.

Reclassifications

Certain amounts for the six and three months ended March 31, 2008 have been reclassified to conform to the presentation of the March 31, 2009 amounts. The reclassifications have no effect on the net (loss) for the six and three months ended March 31, 2008.

NOTE 3 - LOANS PAYABLE - OFFICERS

This represents amounts advanced to The Company. These amounts have no specific payment terms and are due on demand. No interest has been recorded on these amounts, due to the relative short-term repayments on them.

 GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
MARCH 31, 2009 AND 2008

NOTE 4 - STOCKHOLDERS’ EQUITY (DEFICIT)

Common and Preferred Stock

In October 2001, the Company completed a recapitalization whereby, the Company had authorized two classes of stock; preferred stock with a par value of $.001 and 10,000,000 shares authorized, and common stock with a par value of $.001, and 500,000,000 shares authorized.

As of March 31, 2009 and 2008, the Company had issued and outstanding 5,000,000 of its preferred stock series A shares.

As of March 31, 2009 and 2008, the Company had issued and outstanding 5,000,000 of its preferred stock series B shares.

The Company has also issued and outstanding as of March 31, 2009 and 2008, 10,048 of its common shares.

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

 GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
MARCH 31, 2009 AND 2008

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

Options and Warrants

The Company had no options or warrants outstanding at March 31, 2009 and 2008, respectively.

NOTE 5 - INCOME TAXES

The net deferred tax assets in the accompanying balance sheets include the following components at March 31:

	2009	2008

Deferred tax assets	$113,905	$110,356
Deferred tax valuation allowance	(113,905)	(110,356)

Net deferred tax assets	$-	$-

Due to the uncertainty of utilizing the approximate $379,684 and $367,852 in net operating losses, for the six months ended March 31, 2009 and 2008, and recognizing the deferred tax assets, an offsetting valuation allowance has been established.

 GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
MARCH 31, 2009 AND 2008

NOTE 6 - GOING CONCERN

The Company incurred a loss for the current period and has had recurring losses for years including and prior to March 31, 2009 and has an accumulated deficit of $379,684.

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009.

 GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
MARCH 31, 2009 AND 2008

NOTE 7 - FAIR VALUE MEASUREMENTS (CONTINUED)

Fair Value Measurements on a Recurring Basis as of March 31, 2009:

Assets	Level I	Level II	Level III	Total

Cash equivalents	-	-	-	-

Total Assets	-	-	-	-

Liabilities	-	-	-	-

Total Liabilities	-	-	-	-

 GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
MARCH 31, 2009 AND 2008

NOTE 8 - RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its financial statements for the six and three months ended March 31, 2008. Certain expenses paid on behalf of another entity have been reclassified to officer's loans.

	Originally Filed	Restated
	For the period	For the period
	ended March 31,	ended March 31,
	2008	2008

Assets	$11,993	$11,993

Liabilities	127,284	33,551

Stockholders' (Deficit)	(115,291)	(21,558)

Total Liabilities and Stockholders' (Deficit)	$11,993	$11,993

	Originally Filed	Restated	Originally Filed	Restated
	For the six	For the six	For the three	For the three
	months ended	months ended	months ended	months ended
	March 31,	March 31,	March 31,	March 31,
	2008	2008	2008	2008

OPERATING EXPENSES:	$125,194	$31,460	$68,950	$23,260

NET (LOSS) APPLICABLE TO COMMON SHARES	$(125,194)	$(31,460)	$(68,950)	$(23,260)

NET (LOSS) PER BASIC SHARES	$(0.03)	$(3.13)	$(0.01)	$(2.31)

Weighted average number of shares outstanding,
basic and diluted	4,879,692	10,048	4,879,692	10,048

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations Operation

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2009 (Q2 2009)
COMPARED TO THREE MONTHS ENDED MARCH 31, 2008 (Q2 2008)

Revenues

For the three months ended March 31, 2009 and March 31, 2008 we had no revenue.

Operating Expenses

Operating expenses for the three months ended March 31, 2009 were $36 compared to $23,260 for the three months ended March 31, 2008. This decrease was attributed to decreased professional fees and administrative costs associated with activity related to the search for prospective merger or acquisition candidates.

Loss From Operations

Loss from operations for the three months ended March 31, 2009 was $36 compared to $23,260 for the three months ended March 31, 2008. The decrease in net loss is directly attributable to the decrease in operating expenses described above.

Net Loss Applicable To Common Stock

Net loss applicable to Common Stock was $36 for the three months ended March 31, 2009 compared to $23,260 for the three months ended March 31, 2008. Net loss per common share was $0.00 for the three months ended March 31, 2009 and $2.31 for the three months ended March 31, 2008.

SIX MONTHS ENDED MARCH 31, 2009 (Q2 2009)
COMPARED TO SIX MONTHS ENDED MARCH 31, 2008 (Q2 2008)

Revenues

For the six months ended March 31, 2009 and March 31, 2008 we had no revenue.

Operating Expenses

Operating expenses for the six months ended March 31, 2009 were $11,832 compared to $31,460 for the six months ended March 31, 2008. This decrease was attributed to decreased professional fees and administrative costs associated with activity related to the search for prospective merger or acquisition candidates.

Loss From Operations

Loss from operations for the six months ended March 31, 2009 was $11,832 compared to $31,460 for the six months ended March 31, 2008. The decrease in net loss is directly attributable to the decrease in operating expenses described above.

Net Loss Applicable To Common Stock

Net loss applicable to Common Stock was $11,832 for the six months ended March 31, 2009 compared to $31,460 for the six months ended March 31, 2008. Net loss per common share was $1.18 for the six months ended March 31, 2009 and $3.13 for the six months ended March 31, 2008.

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

As of March 31, 2009, we had current assets consisting of cash and cash equivalents in the amount of $563.  As of March 31, 2009, we had current liabilities in the amount of $33,952.

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

Based upon their evaluation as of March 31, 2009, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

Based on its assessment, management concluded that, as of March 31, 2009, the Company’s internal control over financial reporting is not effective based on those criteria.

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

Date: May 15, 2009

By: /s/ RICHARD ASTROM

Richard Astrom
Chief Executive Officer, Director

By: /s/ CHRISTOPHER ASTROM

Christopher Astrom
Chief Financial Officer, Secretary, Director