Form 10-Q
period 2009-06-30
GENESIS CAPITAL CORP OF NEVADA
filed 2009-08-05
CIK 1083383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2009

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period from __________ To _________

Commission file number:   000-27831

GENESIS CAPITAL CORPORATION OF NEVADA
(Exact name of registrant business issuer as specified in its charter)

Nevada	91-1947658
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

7340 N. Federal Highway, Suite 218, Ocala, Florida	34482
(Address of principal executive offices)	(zip code)

(718) 554-3652
(Registrant’s telephone number, including area code)

(Former Name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes ☒  No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court   Yes ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of July 28, 2009, there were 10,048 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

GENESIS CAPITAL CORPORATION OF NEVADA
For The Quarterly Period Ended June 30, 2009

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	N/A

Item 4T. Controls and Procedures	24

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3. Defaults upon Senior Securities	26

Item 4. Submission of Matters to a Vote of Security Holders	26

Item 5. Other Information	26

Item 6. Exhibits	26

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

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

GENESIS CAPITAL CORPORATION OF NEVADA
CONDENSED BALANCE SHEETS (UNAUDITED)

ASSETS
	June 30,	September 30,
	2009	2008
CURRENT ASSETS
Cash and cash equivalents	$527	$13,662

TOTAL ASSETS	$527	$13,662

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$10,800	$-
Officers Loan	23,152	35,219
Total Current Liabilities	33,952	35,219

STOCKHOLDERS' (DEFICIT)
Preferred stock A, $.001 par value; 5,000,000 shares
authorized and 5,000,000 shares issued and outstanding	5,000	5,000
Preferred stock B, $.001 par value; 5,000,000 shares
authorized and 5,000,000 shares issued and outstanding	5,000	5,000
Common stock, $.001 par value; 500,000,000
shares authorized and 10,048 shares issued
and outstanding	10	10
Additional paid-in capital	336,285	336,285
Accumulated deficit	(379,720)	(367,852)

Total Stockholders' (Deficit)	(33,425)	(21,557)

TOTAL LIABILITIES AND
STOCKHOLDERS' (DEFICIT)	$527	$13,662

The accompanying notes are an integtral part of the condensed financial statements.

GENESIS CAPITAL CORPORATION OF NEVADA
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTHS AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008

	NINE MONTHS ENDED		THREE MONTHS ENDED
	2009	2008 (Restated)	2009	2008 (Restated)

CONSULTING REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees and compensation expenses	10,800	31,460	-	-
Administrative expenses	1,068	-	36	-

Total operating expenses	11,868	31,460	36	-

LOSS BEFORE PROVISION FOR INCOME TAXES	(11,868)	(31,460)	(36)	-
Provision for income taxes	-	-	-	-

NET (LOSS) APPLICABLE TO COMMON SHARES	$(11,868)	$(31,460)	$(36)	$-

NET (LOSS) PER BASIC AND DILUTED SHARES	$(1.18)	$(3.13)	$(0.00)	$-

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC AND DILUTED SHARES	10,048	10,048	10,048	10,048

The accompanying notes are an integtral part of the condensed financial statements.

GENESIS CAPITAL CORPORATION OF NEVADA
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008

	Nine Months ended
	June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,868)	$(31,460)
Adjustments to reconcile net loss to net cash
used in operating activities:

Changes in assets and liabilities:

Increase in accounts payable and accrued expenses	10,800	-
Total adjustments	10,800	-
Net cash (used in) operating activities	(1,068)	(31,460)

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) increase in officers loan	(12,067)	31,229
Net cash provided by (used in) financing activities	(12,067)	31,229

NET (DECREASE) IN CASH AND
CASH EQUIVALENTS	$(13,135)	$(231)

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	13,662	12,187

CASH AND CASH EQUIVALENTS
END OF PERIOD	$527	$11,956

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$-

Income taxes paid	$-	$-

The accompanying notes are an integtral part of the condensed financial statements.

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION

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

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the condensed operations, changes in stockholders’ equity (deficit), and cash flows for the periods presented.

Genesis Capital Corporation of Nevada (the “Company”) was incorporated in the State of Colorado in 1983. The Company has a total of 500,000,000 authorized common shares at June 30, 2009 and 2008, respectively, (par value $.001) with 10,048 shares issued and outstanding at June 30, 2009 and 2008, respectively, and 10,000,000 shares authorized preferred stock (par value of $.001) with 10,000,000 shares issued and outstanding as of June 30, 2009 and 2008.

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

The following is a reconciliation of the computation for basic and diluted EPS:

	June 30, 2009	June 30, 2008 (Restated)

Net (loss)	$(11,868)	$(31,460)

Weighted-average common shares
outstanding (Basic)	10,048	10,048

Weighted-average common stock
equivalents:
Stock options	-	-
Warrants	-	-
Preferred stock conversions	-	-
Weighted-average common shares
outstanding (Diluted)	10,048	10,048

Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

There were no outstanding options and warrants at June 30, 2009 and 2008.

Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160, This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. This pronouncement has no effect on Genesis Capital at this time.

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

In May of 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events”. This Statement is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued.  This Statement is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 166 will not have a material impact on its financial position or results of operations.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of SFAS No. 140” (SFAS 166). SFAS 166 amends SFAS No. 140 to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of this Statement shall be applied to transfers that occur on or after the effective date. The Company is currently assessing the impact of the adoption of SFAS 166.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 167 amends certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently assessing the impact of the adoption of SFAS 167.

On June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”). Under SFAS 168, the FASB Accounting Standards Codification will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. On the effective date of this statement, the Codification will supersede all existing non-SEC accounting and reporting standards. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 will not have a material impact on its financial position or results of operations.

Reclassifications

Certain amounts for the nine and three months ended June 30, 2008 have been reclassified to conform to the presentation of the June 30, 2009 amounts. The reclassifications have no effect on the net (loss) for the nine and three months ended June 30, 2008.

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

As of June 30, 2009 and 2008, the Company had issued and outstanding 5,000,000 of its preferred stock series A shares.

As of June 30, 2009 and 2008, the Company had issued and outstanding 5,000,000 of its preferred stock series B shares.

The Company has also issued and outstanding as of June 30, 2009 and 2008, 10,048 of its common shares.

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

Options and Warrants

The Company had no options or warrants outstanding at June 30, 2009 and 2008, respectively.

NOTE 5 -	INCOME TAXES

The net deferred tax assets in the accompanying balance sheets include the following components at June 30:

	2009	2008

Deferred tax assets	$113,916	$110,356
Deferred tax valuation allowance	(113,916)	(110,356)

Net deferred tax assets	$-	$-

Due to the uncertainty of utilizing the approximate $379,720 and $367,852 in net operating losses, for the nine months ended June 30, 2009 and 2008, and recognizing the deferred tax assets, an offsetting valuation allowance has been established.

NOTE 6 -	GOING CONCERN

The Company incurred a loss for the current period and has had recurring losses for years including and prior to June 30, 2009 and has an accumulated deficit of $379,720.

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

NOTE 7 -	FAIR VALUE MEASUREMENTS (CONTINUED)

Level 3 Inputs– Instruments with primarily unobservable value drivers.

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009.
Fair Value Measurements on a Recurring Basis as of June 30, 2009:

Assets	Level I	Level II	Level III	Total

Cash equivalents	-	-	-	-

Total Assets	-	-	-	-

Liabilities	-	-	-	-

Total Liabilities	-	-	-	-

NOTE 8 -	RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its financial statements for the nine and three months ended June 30, 2008. Certain expenses paid on behalf of another entity have been reclassified to officer's loans.

	Originally Filed	Restated
	For the period	For the period
	ended June 30,	ended June 30,
	2008	2008

Assets	$11,956	$11,956

Liabilities	147,284	33,514

Stockholders' (Deficit)	(135,328)	(21,558)

Total Liabilities and Stockholders' (Deficit)	$11,956	$11,956

	Originally Filed	Restated	Originally Filed	Restated
	For the nine	For the nine	For the three	For the three
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2008	2008	2008

OPERATING EXPENSES:	$145,231	$31,460	$20,037	$23,260

NET (LOSS) APPLICABLE TO COMMON SHARES	$(145,231)	$(31,460)	$(20,037)	$(23,260)

NET (LOSS) PER BASIS SHARES	$(14.45)	$(3.13)	$(1.99)	$(2.31)

Weighted average number of shares outstanding,
basic and diluted	10,048	10,048	10,048	10,048

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations Operation

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2009 (Q3 2009)
COMPARED TO THREE MONTHS ENDED JUNE 30, 2008 (Q3 2008)

Revenues

For the three months ended June 30, 2009 and June 30, 2008 we had no revenue.

Operating Expenses

Operating expenses for the three months ended June 30, 2009 were $36 compared to -0- for the three months ended June 30, 2008. This increase was attributed to increased professional fees and administrative costs associated with activity related to the search for prospective merger or acquisition candidates.

Loss From Operations

Loss from operations for the three months ended June 30, 2009 was $36 compared to -0- for the three months ended June 30, 2008. The increase in net loss is directly attributable to the increase in operating expenses described above.

Net Loss Applicable To Common Stock

Net loss applicable to Common Stock was $36 for the three months ended June 30, 2009 compared to -0- for the three months ended June 30, 2008. Net loss per common share was $0.00 for the three months ended June 30, 2009 and $0.00 for the three months ended June 30, 2008.

NINE MONTHS ENDED JUNE 30, 2009 (Q3 2009)
COMPARED TO NINE MONTHS ENDED JUNE 30, 2008 (Q3 2008)

Revenues

For the nine months ended June 30, 2009 and June 30, 2008 we had no revenue.

Operating Expenses

Operating expenses for the nine months ended June 30, 2009 were $11,868 compared to $31,460 for the nine months ended June 30, 2008. This decrease was attributed to decreased professional fees and administrative costs associated with activity related to the search for prospective merger or acquisition candidates.

Loss From Operations

Loss from operations for the nine months ended June 30, 2009 was $11,868 compared to $31,460 for the nine months ended June 30, 2008. The decrease in net loss is directly attributable to the decrease in operating expenses described above.

Net Loss Applicable To Common Stock

Net loss applicable to Common Stock was $11,868 for the nine months ended June 30, 2009 compared to $31,460 for the nine months ended June 30, 2008. Net loss per common share was $1.18 for the nine months ended June 30, 2009 and $3.13 for the nine months ended June 30, 2008.

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

As of June 30, 2009, we had current assets consisting of cash and cash equivalents in the amount of $527.  As of June 30, 2009, we had current liabilities in the amount of $33,952.

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

Based upon their evaluation as of June 30, 2009, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of June 30, 2009, the Company’s internal control over financial reporting is not effective based on those criteria.

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

By:  /s/ Richard Astrom
Name: Richard Astrom
Title:  Chief Executive Officer, Director
Date:  August 5 , 2009

By:  /s/ Christopher Astrom
Name: Christopher Astrom
Title: Chief Financial Officer, Secretary, Director
Date:  August 5  , 2009.