Form 10-K
period 2009-09-30
GENESIS CAPITAL CORP OF NEVADA
filed 2009-12-29
CIK 1083383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2009

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

Commission file number: 000-27831

GENESIS CAPITAL CORPORATION OF NEVADA

(Exact name of registrant as specified in its charter)

Nevada	91-1947658

(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

7340 North Highway 27, Suite 218, Ocala, Florida	34482

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (718) 554-3652

Securities Registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities Registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 Par Value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐     No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 31, 2009 the market value was $24,825. There are approximately 8,275 shares of our common voting stock held by non-affiliates. This valuation is based upon the bid price of our common stock as quoted on the OTCBB on that date ($3.00).

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☒     No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s common stock as of December 28, 2009 was 10,048.

(DOCUMENTS INCORPORATED BY REFERENCE)

None

GENESIS CAPITAL CORPORATION OF NEVADA
FORM 10-K

PART I

          This annual report on Form 10-K contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the Company, us, our future performance, our beliefs and our Management’s assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict or assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the filing of this Form 10-K, whether as a result of new information, future events, changes in assumptions or otherwise.

          Unless the context otherwise requires, throughout this Annual Report on Form 10-K the words “Company,” “we,” “us” and “our” refer to Genesis Capital Corporation of Nevada and its consolidated subsidiaries.

ITEM 1. BUSINESS

General

Current Operations - Non-Operating Shell Company.

          Currently, we are a non-operating shell corporation. However, on October 27, 2009, we filed with the SEC a Current Report on Form 8-K announcing our shift in business strategy from that of a shell company seeking to enter into a reverse merger with an operating business to that of a company seeking to develop an operating business through internal growth and/or targeted acquisitions of specific businesses. A more detailed discussion of the current business plan is set forth below.

Proposed Operations – Acquisition of Operating Company.

          On August 11, 2009, we filed with the SEC a Current Report on Form 8-K announcing that we entered into an Agreement and Plan of Merger with, among others, Mateo Mining Corp., pursuant to which we would merge with and acquire Mateo as a wholly-owned subsidiary. On September 3, 2009, we filed with the SEC a Current Report on Form 8-K announcing that we terminated the above proposed merger.

          On September 23, 2009 we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with, among others, Lyfetec, Inc., a private Nevada corporation (“Lyfetec”), whereby our wholly-owned subsidiary, Genesis Capital Acquisition Corp., would merge with Lyfetec, with Lyfetec being the surviving corporation (the “Merger”). Lyfetec would then become our wholly-owned subsidiary. Lyfetec is in the business of early detection of major illnesses such as cancer through the analysis of blood, saliva, urine, hair and other substances. It intends to develop, remanufacture, market and package, under the Lyfetec private label, medical home screen/diagnostic test kits to consumers. On October 5, 2009, we filed with the SEC a Current Report on Form 8-K describing in detail the terms of the Merger and included therewith as Exhibit 2.1 the Merger Agreement.

          On October 27, 2009, we filed with the SEC a Current Report on Form 8-K announcing our shift in business strategy from that of a shell company seeking to enter into a reverse merger with an operating business to that of a company seeking to develop an operating business through internal growth and/or targeted acquisitions of specific businesses.

          On November 23, 2009, we filed with the SEC a preliminary Information Statement on Schedule 14C in which we announced that our board of directors and the requisite number of our stockholders, by written consent in lieu of a meeting, have approved an amendment to our articles of incorporation. The proposed amendment seeks to increase the number of authorized common shares to 1.5 billion and preferred shares to 75,000,001. The SEC has submitted to us a comment letter on this Information Statement, to which we have not yet responded.

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

          On August 11, 2009, we filed with the SEC a Current Report on Form 8-K announcing that we entered into an Agreement and Plan of Merger with, among others, Mateo Mining Corp. On September 3, 2009, we filed with the SEC a Current Report on Form 8-K announcing that we terminated the above proposed merger.

          On October 5, 2009, we filed with the SEC a Current Report on Form 8-K describing in detail the terms of the Merger with Lyfetec. See, Proposed Operations – Acquisition of Operating Company.

          On October 27, 2009, we filed with the SEC a Current Report on Form 8-K announcing our shift in business strategy. See, Proposed Operations – Acquisition of Operating Company.

          On November 23, 2009, we filed with the SEC a preliminary Information Statement on Schedule 14C in which we announced that our board of directors and the requisite number of our stockholders, by written consent in lieu of a meeting, have approved an amendment to our articles of incorporation. See, Proposed Operations – Acquisition of Operating Company.

Current Business Plan

          On October 27, 2009, we filed with the SEC a Current Report on Form 8-K announcing our shift in business strategy from that of a shell company seeking to enter into a reverse merger with an operating business to that of a company seeking to develop an operating business through internal growth and/or targeted acquisitions of specific businesses. See, Proposed Operations – Acquisition of Operating Company.

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

          We will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, we believe that we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8K’s, 10K’s, 10Q’s, agreements and related reports and documents. The Securities Exchange Act of 1934 (the “Exchange Act”), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act.

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

          With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company’s assets and liabilities, our shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition can be expected to have a significant dilutive effect on the percentage of shares held by our then shareholders.

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

We Are A Non-Operating Shell Company; We Have Changed our Business Strategy.

          We are a public shell company with no operations and we are seeking to effect a merger, acquisition or other business combination with an operating company by using a combination of capital stock, cash on hand, or other funding sources, if available. There can be no assurances that we will be successful in identifying acquisition candidates or that if identified we will be able to consummate a transaction on terms acceptable to us. However, on October 27, 2009, we filed with the SEC a Current Report on Form 8-K announcing our shift in business strategy from that of a shell company seeking to enter into a reverse merger with an operating business to that of a company seeking to develop an operating business through internal growth and/or targeted acquisitions of specific businesses.

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

Our Auditor Has Raised Doubt As To Whether We Can Continue As A Going Concern.

          We have not generated any revenues nor have we had any operations for several years. As of September 30, 2009, we had an accumulated deficit of $393,156. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or even worthless.

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

          We are characterized as both a “blank check” company and a “shell company.” The term “blank check company” is defined as a company that is a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and is issuing “penny stock,” as defined in Rule 3a51-1 under the Securities Exchange Act of 1934. Because we are a “blank check” company, Rule 144 of the Securities Act of 1933, as amended (“Rule 144”) is not available to our shareholders and we are required to comply with additional SEC rules regarding any offerings we may undertake.

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

There May Be Conflicts Of Interest Between Our Management And Our Non-Management Stockholders.

          Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management’s personal pecuniary interest and its fiduciary duty to our stockholders. Further, our management’s own pecuniary interest may at some point compromise its fiduciary duty to our stockholders.

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

Reporting Requirements May Delay Or Preclude An Acquisition.

          Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”) requires companies subject thereto to provide certain information about significant acquisitions including audited financial statements for the company acquired and a detailed description of the business operations and risks associated with such company’s operations. The time and additional costs that may be incurred by some target companies to prepare such financial statements and descriptive information may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us. Additionally, acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

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

Investors May Face Significant Restrictions On The Resale Of Our Common Stock Due To Federal Regulations Of Penny Stocks.

          Our common stock will be subject to the requirements of Rule 15(g)-9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser’s consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

ITEM 1B. UNRESOLVED STAFF COMMENTS

          We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 2. PROPERTIES

          We shares office space and a phone number with our principals at 7340 North Highway 27, Suite 218, Ocala, Florida 34482. We do not have a lease and we do not pay rent for the leased space. We do not own any properties nor do we lease any other properties. We do not believe we will need to maintain an office at any time in the foreseeable future in order to carry out our plan of operations as described herein.

ITEM 3. LEGAL PROCEEDINGS

          We are not a party to any pending legal proceedings nor are any of our property the subject of any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On November 23, 2009, we filed with the SEC a preliminary Information Statement on Schedule 14C in which we announced that our board of directors and the requisite number of our stockholders, by written consent in lieu of a meeting, have approved an amendment to our articles of incorporation. The proposed amendment seeks to increase the number of authorized common shares to 1.5 billion and preferred shares to 75,000,001. The SEC has submitted to us a comment letter on this Information Statement, to which we have not yet responded.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “GCNV.OB”. Such trading of our common stock is limited and sporadic

          The following table reflects the high and low bid information for our common stock for each fiscal quarter during the fiscal year ended September 30, 2009 and 2008. The bid information was obtained from the OTC Bulletin Board and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended	Bid High	Bid Low

Fiscal Year 2009*
September 30, 2009	$2.50	$2.50
June 30, 2009	$3.00	$3.00
March 31, 2009	$3.00	$3.00
December 31, 2008	$4.00	$4.00
Fiscal Year 2008*
September 30, 2008	$8.000	$4.500
June 30, 2008	$15.00	$7.500
March 31, 2008	$45.00	$0.050
December 31, 2007	$12.50	$7.500

* adjusted for 1:500 reverse split

          As of September 30, 2009, there were 178 holders of record of our common stock.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The following presentation of management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, the accompanying notes thereto and other financial information appearing elsewhere in this report. This section and other parts of this report contain forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements.

          Plan of Operations - Overview

          Currently, we are a non-operating shell corporation. However, On October 27, 2009, we filed with the SEC a Current Report on Form 8-K announcing our shift in business strategy from that of a shell company seeking to enter into a reverse merger with an operating business to that of a company seeking to develop an operating business through internal growth and/or targeted acquisitions of specific businesses. See, Current Business Plan and Proposed Operations – Acquisition of Operating Company.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 2009 COMPARED TO
FISCAL YEAR ENDED SEPTEMBER 30, 2008

          Revenues

          Revenues were $0 for the fiscal years ended September 30, 2009 and September 30, 2008.

          Operating Expenses

          Operating expenses excluding cost of revenues for the fiscal year ended September 30, 2009 were $25,304 compared to $31,460 for the year ended September 30, 2008. This $6,156 (20%) decrease in operating expenses was the result of reduced professional fees, compensation and various administrative costs attributed to the lack of negotiations and activity related to prospective merger or acquisition candidates.

          (Loss) From Operations

          Loss from operations for the year ended September 30, 2009 was $25,304 as compared to $31,460 for the year ended September 30, 2008. The reduction in net loss is directly attributable to the reduction in operating expenses described above.

          Net Income (Loss) Applicable to Common Stock

          Net loss applicable to Common Stock was ($25,304) for the fiscal year ended September 30, 2009 compared to net loss of $31,460 for the year ended September 30, 2008. Net loss per common share was ($2.52) and ($3.13) for the years ended September 30, 2009 and September 30, 2008, respectively. The reduction in net loss is directly attributable to the reduction in operating expenses described above

LIQUIDITY AND CAPITAL RESOURCES

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

          As of September 30, 2009, the Company had current assets consisting of cash and cash equivalents in the amount of $491. As of September 30, 2009, the Company had current liabilities of $47,352 consisting of an officer’s loan in the amount of $37,452 and accounts payable of $9,900.

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

OFF-BALANCE SHEET ARRANGEMENTS

          As of September 30, 2009, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

GENESIS CAPITAL CORPORATION
OF NEVADA
FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

GENESIS CAPITAL CORPORATION OF NEVADA

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
406 Lippincott Drive
Suite J
Marlton, New Jersey 08053
(856) 355-5900 Fax (856) 396-0022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Genesis Capital Corporation of Nevada
Ocala, Florida 34470

We have audited the accompanying balance sheets of Genesis Capital Corporation of Nevada (the “Company”) as of September 30, 2009 and 2008, and the related statements of operations, stockholders’ (deficit) and cash flows for each of the years in the two-year period ended September 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genesis Capital Corporation of Nevada at September 30, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2009, in conformity with principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company incurred a loss for the current year and has had recurring losses for the years including and prior to September 30, 2008 and has an accumulated deficit of $393,156. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
Marlton, New Jersey

December 29, 2009

GENESIS CAPITAL CORPORATION OF NEVADA
BALANCE SHEETS
SEPTEMBER 30, 2009 AND 2008

	2009	2008

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$491	$13,662

TOTAL ASSETS	$491	$13,662

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable	9,900	—
Officers loan	37,452	35,219

TOTAL CURRENT LIABILITIES	47,352	35,219

STOCKHOLDERS’ (DEFICIT)
Preferred stock - A, $.001 Par Value; 5,000,000 shares authorized and 5,000,000 shares issued and outstanding,	5,000	5,000
Preferred stock - B, $.001 Par Value; 5,000,000 shares authorized and 5,000,000 shares issued and outstanding,	5,000	5,000
Common stock, $.001 Par Value; 500,000,000 shares authorized and 10,048 shares issued and outstanding	10	10
Additional paid-in capital	336,285	336,285
Accumulated deficit	(393,156)	(367,852)

Total Stockholders’ (Deficit)	(46,861)	(21,557)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$491	$13,662

The accompanying notes are an integral part of these financial statements.

GENESIS CAPITAL CORPORATION OF NEVADA
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

	2009	2008

REVENUE	$—	$—

OPERATING EXPENSES
Professional fees and compensation expenses	23,800	31,460
Administrative expenses	1,504	—

Total operating expenses	25,304	31,460

LOSS BEFORE PROVISION FOR INCOME TAXES	(25,304)	(31,460)

Provision for income taxes	—	—

NET LOSS APPLICABLE TO COMMON SHARES	$(25,304)	$(31,460)

NET LOSS PER BASIC AND DILUTED SHARES	$(2.52)	$(3.13)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	10,048	10,048

The accompanying notes are an integral part of these financial statements.

GENESIS CAPITAL CORPORATION OF NEVADA
STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-in Capital
	Shares	Amount	Shares	Amount	Shares	Amount		(Deficit)	Total

Balance, September 30, 2007	5,000,000	$5,000	5,000,000	$5,000	10,048	$10	$336,285	$(336,392)	$9,903

Net (Loss) for the year ended September 30, 2008	—	—	—	—	—	—	—	(31,460)	(31,460)

Balance, September 30, 2008	5,000,000	5,000	5,000,000	5,000	10,048	10	336,285	(367,852)	(21,557)

Net (Loss) for the year ended September 30, 2009	—	—	—	—	—	—	—	(25,304)	(25,304)

Balance, September 30, 2009	5,000,000	$5,000	5,000,000	$5,000	10,048	$10	$336,285	$(393,156)	$(46,861)

The accompanying notes are an integral part of these financial statements.

GENESIS CAPITAL CORPORATION OF NEVADA
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(25,304)	$(31,460)

Adjustments to reconcile net (loss) to net cash used in operating activities:

Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	9,900	—

Total adjustments	9,900	—

Net cash (used in) operating activities	(15,404)	(31,460)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in loans payable	2,233	32,935

Net cash provided by financing activities	2,233	32,935

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(13,171)	$1,475

CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	13,662	12,187

CASH AND CASH EQUIVALENTS END OF YEAR	$491	$13,662

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
Interest expense	$—	$—

Income taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION

Genesis Capital Corporation of Nevada (the “Company”) was incorporated in the State of Colorado in 1983. The Company has a total of 500,000,000 authorized common shares at September 30, 2009 and 2008, respectively, (par value $.001) with 10,048 shares issued and outstanding at September 30, 2009 and 2008, respectively, and 10,000,000 shares authorized preferred stock (par value of $.001) with 10,000,000 shares issued and outstanding as of September 30, 2009 and 2008.

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

Senior Lifestyle Communities, Inc. is a Nevada Corporation engaged in the development of senior adult residences, incorporated in August, 2001. In addition to Senior Lifestyle Communities, Inc., the Company has Senior Adult Lifestyles, Inc. a wholly-owned subsidiary effective October 30, 2001. Additionally, the Company not renew the corporate charters for Senior Lifestyle Communities, Inc. and Senior Adult Lifestyles, Inc. The Company transferred all assets and liabilities associated with these companies into the parent Genesis Capital Corporation of Nevada as the subsidiaries were dissolved.

GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2009 AND 2008

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

Revenue and Cost Recognition

The Company’s financial statements are prepared using the accrual method of accounting. Under this method, revenue is recognized when earned and expenses are recognized when incurred. The Company did not earn any revenue in 2009 and 2008. All weighted average calculations have been adjusted to account for the stock splits.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000.

Income Taxes

The Company has adopted the provisions of Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) 740, Accounting for Income Taxes. The Company accounts for income taxes pursuant to the provisions of the ASC 740, Accounting for Income Taxes, which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

Fair Value of Financial Instruments

The carrying amount reported in the balance sheets for cash and cash equivalents, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2009 AND 2008

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

The following is a reconciliation of the computation for basic and diluted EPS:

	September 30, 2009	September 30, 2008

Net (loss)	$(25,304)	$(31,460)

Weighted-average common shares outstanding (Basic)	10,048	10,048

Weighted-average common stock equivalents:
Stock options	—	—
Warrants	—	—
Preferred stock conversions	—	—

Weighted-average common shares outstanding (Diluted)	10,048	10,048

Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

There were no outstanding options and warrants at September 30, 2009 and 2008.

GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2009 AND 2008

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In September 2006, the FASB issued ASC 820-10, “Fair Value Measurements,” which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. ASC 820-10 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of ASC 820-10 should be applied prospectively. Management is assessing the potential impact on Genesis’s financial condition and results of operations.

In February 2008, FASB Staff Position (“FSP”) FAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”) was issued. FSP No. 157-2 defers the effective date of ASC 820-10 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under ASC 360-10 and 360-20.

The partial adoption of ASC 820-10 on January 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material impact on the Company’s financial statements. See Note 7 for the fair value measurement disclosures for these assets and liabilities. The Company is in the process of analyzing the potential impact of ASC 820-10 relating to its planned January 1, 2009 adoption of the remainder of the standard.

In September 2006, the FASB issued ASC 715 and 958, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which amends SFAS No. 87 “Employers’ Accounting for Pensions” (SFAS No. 87), SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (SFAS No. 88), FASB ASC 715-60, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (FASB ASC 715-60), and SFAS No. 132R “Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003)” (SFAS No. 132R). This Statement requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. FASB ASC 715 & 958 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. The standard provides two transition alternatives related to the change in measurement date provisions. The recognition of an asset and liability related to the funded status provision is effective for fiscal year ending after December 15, 2006 and the change in measurement date provisions is effective for fiscal years ending after December 15, 2008. This pronouncement has no effect on Genesis Capital at this time.

GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2009 AND 2008

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In February 2007, the FASB issued FASB ASC 825-10, “The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115” (“FASB ASC 825-10”). FASB ASC 825-10 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. FASB ASC 825-10 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB ASC 820-10 “Fair Value Measurements” (“FASB ASC 820-10”). The Company is currently assessing the impact that FASB ASC 825-10 will have on its financial statements.

In December 2007, the FASB issued FASB ASC 810-10, “Noncontrolling Interest in Consolidated Financial Statements” (“FASB ASC 810-10”). This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity. FASB ASC 810-10 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. This pronouncement has no effect on the Company at this time.

In March of 2008 the Financial Accounting Standards Board (FASB) issued FASB ASC 815-10, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB ASC 815, “Accounting for Derivatives and Hedging Activities.” FASB ASC 815-10 has the same scope as FASB ASC 815 but requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB 815 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FASB ASC 815-10 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. FASB ASC 815-10 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2009 AND 2008

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

In May of 2008 the Financial Accounting Standards Board (FASB) issued FASB ASC 944, “Accounting for Financial Guarantee Insurance – an interpretation of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts. This statement is effective for fiscal years beginning after December 15, 2008. This statement has no effect on the Company’s financial reporting at this time.

In May of 2009, the Financial Accounting Standards Board (FASB) issued FASB ASC 855-10, “Subsequent Events”. This Statement is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This Statement is effective for interim and annual periods ending after June 15, 2009. The adoption of FASB ASC 855-10 will not have a material impact on its financial position or results of operations.

GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2009 AND 2008

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of SFAS No. 140” (SFAS 166). SFAS No. 166 has not yet been superseded by FASB Accounting Standards Codification Topic 105. SFAS 166 amends SFAS No. 140 to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of this Statement shall be applied to transfers that occur on or after the effective date. The Company is currently assessing the impact of the adoption of SFAS 166.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS No. 167 has not yet been superseded by FASB Accounting Standards Codification Topic 105. SFAS 167 amends certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently assessing the impact of the adoption of SFAS 167.

On June 2009, the FASB issued ASC 105-10, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 162”). Under ASC 105-10, the FASB Accounting Standards Codification will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. On the effective date of this statement, the Codification will supersede all existing non-SEC accounting and reporting standards. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105-10 will not have a material impact on its financial position or results of operations.

GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2009 AND 2008

NOTE 3-	LOANS PAYABLE - OFFICERS

This represents amounts advanced to The Company. These amounts have no specific payment terms and are due on demand. No interest has been recorded on these amounts, due to the relative short-term repayments on them.

NOTE 4-	STOCKHOLDERS’ EQUITY (DEFICIT)

Common and Preferred Stock

In October 2001, the Company completed a recapitalization whereby, the Company had authorized two classes of stock; preferred stock with a par value of $.001 and 10,000,000 shares authorized, and common stock with a par value of $.001, and 500,000,000 shares authorized.

As of September 30, 2009 and 2008, the Company had issued 5,000,000 of its preferred stock series A shares.

As of September 30, 2009 and 2008, the Company had issued 5,000,000 of its preferred stock series B shares.

The Company has also issued as of September 30, 2009 and 2008, 10,048 of its common shares.

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

GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2009 AND 2008

NOTE 4-	STOCKHOLDERS’ (DEFICIT) (CONTINUED)

Common and Preferred Stock (Continued)

The Company issued 5,000,000 shares of series B shares in consideration for services rendered by the officer of the Company. Each share of series B convertible preferred stock entitles the holder thereof to 250 votes on all matters, the right to convert each share into 250 shares of common stock and a liquidation preference of $1.00 per share.

Options and Warrants

The Company had no options or warrants outstanding at September 30, 2009 and 2008, respectively.

NOTE 5-	INCOME TAXES

The net deferred tax assets in the accompanying balance sheets include the following components at September 30, 2009 and 2008:

	2009	2008

Deferred tax assets	$117,947	$110,356
Deferred tax valuation allowance	(117,947)	(110,356)

Net deferred tax assets	$—	$—

Due to the uncertainty of utilizing the approximate $393,156 and $367,852 in net operating losses, for the years ended September 30, 2009 and 2008 respectively, and recognizing the deferred tax assets, an offsetting valuation allowance has been established.

GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2009 AND 2008

NOTE 6-	GOING CONCERN

The Company incurred a loss for the current year and has had recurring losses for years including and prior to September 30, 2008 and has an accumulated deficit of $393,156.

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

The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 7-	FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted SFAS ASC 820-10 “Fair Value Measurements” (“ASC 820-10”). ASC 820-10 defines fair value, provides a consistent framework for measuring fair value under Generally Accepted Accounting Principles and expands fair value financial statement disclosure requirements. ASC 820-10’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. ASC 820-10 classifies these inputs into the following hierarchy:

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009.

GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2009 AND 2008

NOTE 7-	FAIR VALUE MEASUREMENTS (CONTINUED)

Fair Value Measurements on a Recurring Basis as of September 30, 2009:

	Level I	Level II	Level III	Total

Assets

Cash equivalents	—	—	—	—

Total Assets	—	—	—	—

Liabilities	—	—	—	—

Total Liabilities	—	—	—	—

NOTE 8-	SUBSEQUENT EVENT

Subject to the pending merger with Lyfetec, Inc. as reported on Form 8-K filed with the SEC on October 5, 2009, Genesis Capital Corporation of Nevada hereby announces its shift in business strategy from that of a shell company seeking to enter into a reverse merger with an operating business to that of a company seeking to develop an operating business through internal growth and/or targeted acquisitions of specific businesses.

The Company will concentrate on introducing retail products including a combination of personal health screening kits and other personal use health products targeted for the consumer health market.

Management has evaluated all subsequent events occurring since September 30, 2009 through December 29, 2009, the date of the independent registered public accounting firm’s report. There have been no subsequent events that would require changes to the accompanying financial statements or disclosure therein other than what is noted above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          NONE

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

           It is the responsibility of the chief executive officer and chief financial officer of the Company to establish and maintain a system for internal controls over financial reporting such that the Company properly reports and files all matters required to be disclosed by the Securities Exchange Act of 1934 (the “Exchange Act”). Richard Astrom and Christopher Astrom are the Company’s chief executive officer and chief financial officer. The Company’s system is designed so that information is retained by the Company and relayed to counsel as and when it becomes available. As up to this point the Company was a shell company with no or nominal business operations, Messrs. Astrom immediately become aware of matters that would require disclosure under the Exchange Act.

          Based upon their evaluation as of September 30, 2009, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

           Our board of directors was advised by Bagell, Josephs, Levine & Company, L.L.C., our independent registered public accounting firm, that during their performance of audit procedures for 2009, Bagell, Josephs, Levine & Company, L.L.C. identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 5 in our internal control over financial reporting.

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

           This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

          There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to that evaluation, and there were no significant deficiencies or material weaknesses in such controls requiring corrective actions.

Evaluation of and Report on Internal Control over Financial Reporting

          The management of the Registrant is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

    -     Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

    -     Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

    -     Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

          Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

          Based on its assessment, management concluded that, as of September 30, 2009, the Company’s internal control over financial reporting is not effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

          There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

          None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

          The following individuals were serving as our executive officers on September 30, 2009:

Name	Age	Position

Richard Astrom	62	President, CEO, Director
Christopher Astrom	38	Secretary, Treasurer, Director

          Christopher Astrom (38). Mr. Astrom has been an officer and director of the Company since November 1, 2001. From 1995 through June 2007, Mr. Astrom has served as Vice-President and Corporate Secretary of National Realty and Mortgage, Inc. with responsibilities for property acquisitions. Mr. Astrom was the President, Corporate Secretary and a director of Capital Solutions I, Inc. until December 2007 whereupon he divested his ownership interest in connection with an exchange transaction described in Form 8-K filed with the SEC by Capital Solutions on December 10, 2007. He graduated from the University of Florida with a Bachelors Degree in Business Administration. Christopher Astrom is the son of Richard Astrom.

          Richard S. Astrom (62). Mr. Astrom has been an officer and director of the Company since November 1, 2001. From 1995 through June 2007, Mr. Astrom served as President and Chief Executive Officer of National Realty and Mortgage, Inc. He also served as a director of Capital Solutions I, Inc. until December 2007 whereupon he resigned his position in connection with an exchange transaction described in Form 8-K filed with the SEC by Capital Solutions on December 10, 2007. He has been an active real estate broker in Florida since 1969. Mr. Astrom earned a Bachelor’s Degree in Business Administration from the University of Miami. Richard Astrom is the father of Christopher Astrom.

          All executive officers are elected by the Board and hold office until the next Annual Meeting of stockholders and until their successors are elected and qualify.

Compliance With Section 16(a) Of The Exchange Act

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the registrant’s officers and directors, and persons who own more than 10% of a registered class of the registrant’s equity securities, to file reports of ownership and changes in ownership of equity securities of the Registrant with the Securities and Exchange Commission. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the registrant with copies of all Section 16(a) forms that they file.

ITEM 11. EXECUTIVE COMPENSATION

(a) Compensation.

          The following table sets forth compensation awarded to, earned by or paid to our Chief Executive Officer and the four other most highly compensated executive officers with compensation in excess of $100,000 for the years ended September 30, 2009 and 2008 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Christopher Astrom,	2009
CEO	2008	0	0	0	0	0	0	0	0

Richard Astrom,	2009		0	0	0	0	0	0	0
sec/treas.	2008	0	0	0	0	0	0	0	0

OUTSTANDING EQUITY AWARDS AT SEPTEMBER 30, 2009

OPTION AWARDS					STOCK AWARDS

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Christopher Astrom	0	0	0	0	0	0	0	0	0

Richard Astrom	0	0	0	0	0	0	0	0	0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The following table sets forth certain information regarding the beneficial ownership of Common Stock as of September 30, 2009, for each person, other than directors and executive officers, who is known by us to own beneficially five percent (5%) or more of its outstanding Common Stock.

Security Ownership of five percent (5%) Shareholders

Security Ownership of five percent (5%) Shareholders

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class

NONE

Security Ownership of Management

          The following table sets forth certain information regarding the beneficial ownership of Common Stock as of September 30, 2009 for the following: (1) each of our directors and executive officers and (2) our directors and executive officers as a group.

Security Ownership of Management

Title of Class	Name of Beneficial Owner	Amount and nature of Beneficial Ownership(1)(2)	Percent of Class(1)(2)

Common	Richard Astrom	505	5.2%
Common		978	10.02%
Preferred	Christopher Astrom	10,000,000	100%
directors and executive officers as a group (2)

(1) All calculations are based on shares outstanding as adjusted for the 1:500 reverse stock split authorized in April 2008.

(2) Based on an aggregate of 10,048 common shares and 10,000,000 preferred shares outstanding as of September 30, 2009 (post-split). Each share of series A convertible preferred stock entitles the holder thereof to 25 votes on all matters, the right to convert each share into 25 shares of common stock and a liquidation preference of $500.00 per share. Each share of series B convertible preferred stock entitles the holder thereof to two hundred fifty (250) votes on all matters, the right to convert each share into two hundred fifty (250) shares of common stock and a liquidation preference of $500.00 per share.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

          Audit Fees

          We were billed $23,000 for the fiscal year ended September 30, 2009 and $31,300 for the fiscal year ended September 30, 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our statutory and regulatory filings.

          Audit Related Fees

          There were $0 in audit related fees for the fiscal year ended September 30, 2009 and $0 in audit related fees for the fiscal year ended September 30, 2008. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

          Tax Fees

          Tax fees were $0 for the fiscal year ended September 30, 2009 and $0 for the fiscal year ended September 30, 2008.

          All Other Fees

          There were no other professional services rendered by our principal accountant during the last two fiscal years that were not included in the above paragraphs.

          Preapproval Policy

          Our Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Bagell, Josephs & Levine, CPA’s as the Company’s independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

          (a) Financial Statements and Schedules. The following financial statements and schedules for the Company as of September 30, 2009 are filed as part of this report.

(1)	Financial statements of the Company and its subsidiaries.

(2)	Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

          (A) EXHIBITS.

The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

Exhibit No.	Description of Exhibits

3.01	Certificate of Incorporation(1)
3.01(a)	Certificate of Amendment of Certificate of Incorporation dtd Sept. 17, 2001(1)
3.01(b)	Certificate of Designation of Series A Convertible Preferred Stock(1)
3.01(c)	Amended and Restated Series A Convertible Preferred Stock Designation (2)
3.01(d)	Series B Convertible Preferred Stock Designation (2)
3.01(e)	Certificate of Amendment to the Certificate of Incorporation(3)
3.02	By-laws(1)
21.1	Subsidiaries
23.1	Consent of Certified Public Accountants
31.2	Certification pursuant to Sarbanes-Oxley Section 302
32.1	Certification pursuant to 18 U.S.C. Section 1350

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
Date: December 29, 2009

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Genesis Capital Corporation of Nevada

By: /s/ Christopher Astrom
Name: Christopher Astrom
Title: Chief Financial Officer, Secretary, Director
Date: December 29, 2009