Form 10-Q
period 2009-12-31
GENESIS CAPITAL CORP OF NEVADA
filed 2010-02-16
CIK 1083383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period from __________ To _________

Commission file number:     000-27831

GENESIS CAPITAL CORPORATION OF NEVADA

(Exact name of registrant business issuer as specified in its charter)

Nevada	91-1947658

(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

11415 NW 123 Lane, Reddick, Florida	32686

(Address of principal executive offices)	(zip code)

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

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes ☐ No ☒

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

          As of February 1, 2010, there were 29,934,381 shares of the Registrant’s Common Stock, $0.001 par value per share, outstanding.

GENESIS CAPITAL CORPORATION OF NEVADA
For The Quarterly Period Ended December 31, 2009

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GENESIS CAPITAL CORPORATION
OF NEVADA
CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2009 AND 2008

GENESIS CAPITAL CORPORATION OF NEVADA

GENESIS CAPITAL CORPORATION OF NEVADA
CONDENSED BALANCE SHEETS (UNAUDITED)

	December 31, 2009	September 30, 2009

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$455	$491

TOTAL ASSETS	$455	$491

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$12,900	$9,900
Officers Loan	37,452	37,452

Total Current Liabilities	50,352	47,352

STOCKHOLDERS’ (DEFICIT)
Preferred stock A, $.001 par value; 5,000,000 shares authorized and 5,000,000 shares issued and outstanding	5,000	5,000
Preferred stock B, $.001 par value; 5,000,000 shares authorized and 5,000,000 shares issued and outstanding	5,000	5,000
Common stock, $.001 par value; 500,000,000 shares authorized and 10,048 shares issued and outstanding	10	10
Additional paid-in capital	336,285	336,285
Accumulated deficit	(396,192)	(393,156)

Total Stockholders’ (Deficit)	(49,897)	(46,861)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$455	$491

The accompanying notes are an integral part of the condensed financial statements.

GENESIS CAPITAL CORPORATION OF NEVADA
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

	THREE MONTHS ENDED

	2009	2008

CONSULTING REVENUE	$—	$—

OPERATING EXPENSES
Professional fees and compensation expenses	3,000	10,800
Administrative expenses	36	996

Total operating expenses	3,036	11,796

LOSS BEFORE PROVISION FOR INCOME TAXES	(3,036)	(11,796)
Provision for income taxes	—	—

NET LOSS APPLICABLE TO COMMON SHARES	$(3,036)	$(11,796)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.30)	$(1.17)

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED SHARES	10,048	10,048

The accompanying notes are an integral part of the condensed financial statements.

GENESIS CAPITAL CORPORATION OF NEVADA
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

	Three Months ended December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,036)	$(11,796)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in assets and liabilities:

Increase in accounts payable and accrued expenses	3,000	10,800

Total adjustments	3,000	10,800

Net cash (used in) operating activities	(36)	(996)

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) in officers loan	—	(12,067)

Net cash (used in) financing activities	—	(12,067)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	$(36)	$(13,063)

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	491	13,662

CASH AND CASH EQUIVALENTS END OF PERIOD	$455	$599

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$—	$—

Income taxes paid	$—	$—

The accompanying notes are an integral part of the condensed financial statements.

GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual condensed unaudited statements and notes. Certain information and footnote disclosures normally included in condensed unaudited financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed unaudited financial statements be read in conjunction with the September 30, 2009 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed unaudited financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the condensed operations, changes in stockholders’ equity (deficit), and cash flows for the periods presented.

Genesis Capital Corporation of Nevada (the “Company”) was incorporated in the State of Colorado in 1983. The Company has a total of 500,000,000 authorized common shares at December 31, 2009 and 2008, respectively, (par value $.001) with 10,048 shares issued and outstanding at December 31, 2009 and 2008, respectively, and 10,000,000 shares authorized preferred stock (par value of $.001) with 10,000,000 shares issued and outstanding as of December 31, 2009 and 2008.

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
DECEMBER 31, 2009 AND 2008

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

Senior Lifestyle Communities, Inc. is a Nevada Corporation engaged in the development of senior adult residences, incorporated in August, 2001. In addition to Senior Lifestyle Communities, Inc., the Company has Senior Adult Lifestyles, Inc. a wholly-owned subsidiary effective October 30, 2001. Additionally, the Company did not renew the corporate charters for Senior Lifestyle Communities, Inc. and Senior Adult Lifestyles, Inc. The Company transferred all assets and liabilities associated with these companies into the parent Genesis Capital Corporation of Nevada as the subsidiaries were dissolved.

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
DECEMBER 31, 2009 AND 2008

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
DECEMBER 31, 2009 AND 2008

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

The following is a reconciliation of the computation for basic and diluted EPS:

	December 31, 2009	December 31, 2008

Net (loss)	$(3,036)	$(11,796)

Weighted-average common shares outstanding (Basic)	10,048	10,048

Weighted-average common stock equivalents:
Stock options	—	—
Warrants	—	—
Preferred stock conversions	—	—

Weighted-average common shares outstanding (Diluted)	10,048	10,048

Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

There were no outstanding options and warrants at December 31, 2009 and 2008.

GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2009 AND 2008

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
DECEMBER 31, 2009 AND 2008

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
DECEMBER 31, 2009 AND 2008

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In May of 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 has not yet been superseded by FASB Accounting Standards Codification (ASC) Topic 105. This statement identifies literature established by the FASB as the source for accounting principles to be applied by entities which prepare financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States. This statement is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement will require no changes in the Company’s financial reporting practices.

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
DECEMBER 31, 2009 AND 2008

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
DECEMBER 31, 2009 AND 2008

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

As of December 31, 2009 and 2008, the Company had issued 5,000,000 of its preferred stock series A shares.

As of December 31, 2009 and 2008, the Company had issued 5,000,000 of its preferred stock series B shares.

The Company has also issued as of December 31, 2009 and 2008, 10,048 of its common shares.

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
DECEMBER 31, 2009 AND 2008

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

Options and Warrants

The Company had no options or warrants outstanding at December 31, 2009 and 2008, respectively.

NOTE 5 -	INCOME TAXES

The net deferred tax assets in the accompanying balance sheets include the following components at December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008

Deferred tax assets	$118,858	$113,894
Deferred tax valuation allowance	(118,858)	(113,894)

Net deferred tax assets	$—	$—

Due to the uncertainty of utilizing the approximate $396,192 and $379,648 in net operating losses, for the three months ended December 31, 2009 and 2008, and recognizing the deferred tax assets, an offsetting valuation allowance has been established.

GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2009 AND 2008

NOTE 6 -	GOING CONCERN

The Company incurred a loss for the current period and has had recurring losses for years including and prior to December 31, 2009 and has an accumulated deficit of $396,192.

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009.

GENESIS CAPITAL CORPORATION OF NEVADA
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2009 AND 2008

NOTE 7 -	FAIR VALUE MEASUREMENTS (CONTINUED)

Fair Value Measurements on a Recurring Basis as of December 31, 2009:

	Level I	Level II	Level III	Total

Assets

Cash equivalents	—	—	—	—

Total Assets	—	—	—	—

Liabilities	—	—	—	—

Total Liabilities	—	—	—	—

NOTE 8 -	SUBSEQUENT EVENTS

On January 8, 2010, Genesis Capital Corporation of Nevada, a Nevada corporation (the “Company”), Genesis Capital Acquisition Corp., a Nevada corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), Lyfetec, Inc., a Nevada corporation (“Lyfetec”), the preferred shareholders of Genesis (the “Preferred Shareholders”), Macada Holding, Inc., and the shareholders of Macada terminated the previously entered into Agreement and Plan of Merger (the “Merger Agreement”) which Merger Agreement had previously been filed with a Form 8-K on October 10, 2009.

On February 2, 2010, Genesis Capital Corporation of Nevada, in part, completed the acquisition of the Milwaukee Iron, a member of the Arena Football One, a professional arena football league. Pursuant to the terms of an Agreement and Plan of Merger dated January 26, 2010, Milwaukee Iron merged with and into Genesis Capital Corporation of Nevada, with Genesis Capital Corporation of Nevada continuing as the surviving corporation in the Merger as the Milwaukee Iron will be a wholly-owned subsidiary of Genesis. The members of the Milwaukee Iron were issued a total of 29 million shares of Genesis’ common stock in exchange for their membership interest in the Milwaukee Iron. The Merger also required Genesis to take the actions necessary to change its name to Milwaukee Iron Arena Football Inc.

These financial statements were approved by management and available for issuance on February 15, 2010. Management has evaluated subsequent events through this date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

Background and History

          Prior to the consummation of the Merger (described below) on January 26, 2010, we were a non-operating shell company with no revenue and minimal assets. As a result of the Merger, we are no longer considered a shell company.

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

          On August 11, 2009, we filed with the SEC a Current Report on Form 8-K announcing that we entered into an Agreement and Plan of Merger with, among others, Mateo Mining Corp. On September 3, 2009, we filed with the SEC a Current Report on Form 8-K announcing that we terminated the above proposed merger with Mateo.

          On October 5, 2009, we filed with the SEC a Current Report on Form 8-K announcing that we entered into an Agreement and Plan of Merger with, among others, Lyfetec, Inc. On January 14, 2010, we filed with the SEC a Current Report on Form 8-K announcing that we terminated the above proposed merger with Lyfetec.

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

Merger

          On February 2, 2010, we filed with the SEC a Current Report on Form 8-K announcing, in part, that we completed the acquisition of the Milwaukee Iron, a member team of the Arena Football One, a professional arena football league. Pursuant to the terms of an Agreement and Plan of Merger (the “Merger Agreement”) dated January 26, 2010 (the “Merger”) among Genesis Capital Corporation of Nevada (“Genesis”), Genesis Capital Acquisition Corp., a wholly-owned subsidiary of Genesis (“Genesis Sub”), Milwaukee Iron Professional Arena Football, LLC, a Wisconsin limited liability company (“MIPAF”), Wisconsin Professional Arena Football Investment LLC, a Wisconsin limited liability company (“WPAFI”) and Christopher Astrom, MIPAF and WPAFI merged with and into Genesis Sub, with Genesis Sub continuing as the surviving corporation in the Merger as a wholly-owned subsidiary of Genesis. The members of MIPAF and WPAFI were issued a total of 29 million shares of Genesis’ common stock in exchange for their membership interests in MIPAF and WPAFI.

          Also in connection with the Merger, Genesis shall file a registration statement on Form S-1 to register: (a) the shares underlying the Genesis Series A and Series B Preferred Stock if such preferred stock has not been previously redeemed, (b) 7500 shares owned by Carl Dilley and/or his assigns, (c) shares issued in exchange for certain debt, and (d) any such securities that Genesis deems appropriate. In addition, Genesis shall issue to Richard Astrom 14,333 Genesis Shares in full satisfaction of that certain debt incurred by the Company in the approximate amount of $43,000.00. Furthermore, upon effectiveness of the Registration Statement, Genesis shall redeem all of Genesis’ currently outstanding Series A and Series B Preferred Stock in exchange for: (a) $350,000 cash, and (b) 870,000 shares of its common stock. The Merger also required Genesis to take the actions necessary to change its name to Milwaukee Iron Arena Football Inc.

Current Plan of Operations

          We own and operate the Milwaukee Iron, a member team of the Arena Football One (“AF1” or the “League”), a professional arena football league. The Milwaukee Iron is a professional arena football team based in Milwaukee and a charter member of AF1. The Iron play their home games at the Bradley Center, a sports and entertainment venue in downtown Milwaukee.

          Our strategy at the League level is to participate through the operation of the Iron and through our League ownership in what we believe will be the continued growth of the AF1 which in turn is expected to result in increased revenue to us from: (i) national (League) and regional (team) broadcast contracts, (ii) national League sponsorship contracts, (iii) the sale of additional team memberships in the League, and (iv) increased fan attendance at AF1 games including Iron games, together with appreciation in the value of the Iron as an AF1 team.

          At the team level, our strategy is to increase fan attendance at Iron home games, expand our advertising and sponsorship base, and contract with additional local and regional broadcasters to broadcast Iron games. We believe that fan attendance will increase based upon the game winning success (if any) of the Iron in the AF1 and by increasing media exposure. Game winning success requires the ongoing recruitment of superior players. In order to recruit players, we employ a recruiting team which include our head coach and Director of Player Personnel. In order to increase media exposure and expand our sponsorship base, we call upon the media, corporate sponsors and other Milwaukee area organizations. We also call upon local businesses to solicit advertising and sponsorship funds on behalf of the Iron. We also intend to participate in a number of charitable events during the year as a part of a community relations and recognition program and maintain Internet website www.mkeiron.com. We may also employ part-time telemarketing personnel to assist in ticket sales.

          Our strategy also includes maintaining and building community support for, and recognition of, the team as an ongoing valuable entertainment institution in the local Milwaukee area and throughout the state of Wisconsin.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2009 (Q1 2010)
COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2008 (Q1 2009)

Revenues

          For the three months ended December 31, 2009 and December 31, 2008 we had no revenue.

Operating Expenses

          Operating expenses for the three months ended December 31, 2009 were $3036 compared to $11,796 for the three months ended December 31, 2008. This decrease was attributed to decreased professional fees and administrative costs associated with activity related to the search for prospective merger or acquisition candidates.

Loss From Operations

          Loss from operations for the three months ended December 31, 2009 was $3036 compared to $11,796 for the three months ended December 31, 2008. The decrease in net loss is directly attributable to the decrease in operating expenses described above.

Net Loss Applicable To Common Stock

          Net loss applicable to Common Stock was $3036 for the three months ended December 31, 2009 compared to $11,796 for the three months ended December 31, 2008. Net loss per common share was $0.30 for the three months ended December 31, 2009 and $1.17 for the three months ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

          As of December 31, 2009, we have not yet achieved profitable operations. We have an accumulated deficit of $396,192 and we expect to incur further losses in the development of our business, all of which, according to our accountants, casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. We intend to seek additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available. As of December 31, 2009, we had current assets consisting of cash and cash equivalents in the amount of $455, and current liabilities in the amount of $50,352.

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

          Based upon their evaluation as of December 31, 2009, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

          Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

          Based on its assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is not effective based on those criteria.

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

PART II - OTHER INFORMATION

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

          See Item 5, below

Item 3. Defaults Upon Senior Securities

          none

Item 4. Submission of Matters to a Vote of Security Holders

          none

Item 5. Other Information

          The following information was previously reported in our Current Report on Form 8-K filed on February 2, 2010:

•

ITEM 3.02 UNREGISTERED SALES OF EQUITY SECURITIES - On January 26, 2010, Genesis issued 29,040,000 shares of its common stock to the recipients set forth on Schedule 2.4(c) of the Merger Agreement, in connection with the Merger. Such issuance was conducted pursuant to Section 4(2) of the Securities Act, as amended, and Regulation D promulgated thereunder.

•

ITEM 4.01 CHANGES IN REGISTRANT’S CERTIFYING ACCOUNTANT - Genesis was notified that the audit practice of Bagell, Josephs, Levine & Company, LLC, the Genesis’ independent registered public accounting firm (the “Former Accountant”), was combined with Friedman LLP (“New Accountant”) on January 1, 2010. As of the same date, the Former Accountant resigned as the independent registered public accounting firm of Genesis and, with the approval of Genesis’ Board of Directors, the New Accountant was engaged to be Genesis’ independent registered public accounting firm.

•

ITEM 5.02 DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS; COMPENSATORY ARRANGEMENTS OF CERTAIN OFFICERS - In accordance with Section 7.4 of the Merger Agreement, Richard Astrom and Christopher Astrom shall remain the sole officers and directors of Genesis until such time as the Preferred Stock has been redeemed in accordance with Section 7.3 thereof.

•

ITEM 5.03 AMENDMENTS TO ARTICLES OF INCORPORATION OR BYLAWS; CHANGE IN FISCAL YEAR - On November 23, 2009, Genesis filed with the SEC an Preliminary Information Statement of Schedule 14C in which it reported that it received board and shareholder approval to amend the articles of incorporation to: (a) increase the number of authorized shares of Common Stock, par value $0.001 per share, that the Company can have outstanding at any time from 500 million to 1.5 billion, and (b) to increase the number of authorized shares of Preferred Stock that the Company can have outstanding at any time from 10,000,000 to 20,000,000. Genesis does not intend to pursue this proposed change in Articles of Incorporation.

•

ITEM 5.06 CHANGE IN SHELL COMPANY STATUS - On January 26, 2010 the Merger was completed. As a result of this transaction, Genesis no longer a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

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
Date: February 16, 2010

By:	/s/ Christopher Astrom

Name: Christopher Astrom
Title: Chief Financial Officer, Secretary, Director
Date: February 16, 2010.