Form 10-Q
period 2010-03-31
Milwaukee Iron Arena Football, Inc
filed 2010-05-24
CIK 1083383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period from __________ To _________

Commission file number:  000-27831

MILWAUKEE IRON ARENA FOOTBALL, INC.

(Exact name of registrant as specified in its charter)

Nevada	91-1947658
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11415 NW 123 Lane, Reddick, Florida	32686
(Address of principal executive offices)	(zip code)

(718) 554-3652

 (Registrant’s telephone number, including area code)

 (Former Name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [   ]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act)   Yes [   ]     No [X]

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

As of May 19, 2010, there were 31,781,982 shares of the Registrant's Common Stock outstanding.

MILWAUKEE IRON ARENA FOOTBALL, INC.
For The Quarterly Period Ended March 31, 2010

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

MILWAUKEE IRON ARENA FOOTBALL, INC.
(FORMERLY GENESIS CAPITAL CORPORATION OF NEVADA)
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
	Unaudited
	March 31,	September 30,
	2010	2009
CURRENT ASSETS
Cash and cash equivalents	$15,866	$21,573
Accounts receivable	-	25
Prepaid expenses and other assets	43,767	15,438
	59,633	37,036

PROPERTY AND EQUIPMENT - Net	174,056	183,472

FRANCHISE ACQUISTION COST, Net	153,008	170,864

OTHER ASSETS
Investment in Af2 Operating Co.	88,252	52,537
Deferred financing charge	580,200
	668,452	52,537

TOTAL ASSETS	$1,055,149	$443,909

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$385,267	$378,924
Loans from related parties	40,073	10,073
Short term loans	220,000	-
Short term credit line	227,000	150,000
Accrued interest	68,722	760
Payroll liabilities	61,487	28,108
Deferred revenue	137,075	61,320
Officer Loan	15,000	37,452
	1,154,624	666,637

LONG- TERM LIABILITIES

Notes payable - related parties	70,000	70,000

TOTAL LIABILITIES	1,224,624	736,637

STOCKHOLDERS' (DEFICIT)
Preferred stock A, $.001 par value; 5,000,000 shares authorized issued and outstanding	5,000	5,000
Preferred stock B, $.001 par value; 5,000,000 shares authorized issued and outstanding	5,000	5,000
Common stock, $.001 par value; 500,000,000 shares authorized 30,281,982
and 29,050,049 shares issued and outstanding	30,282	29,050
Additional paid-in capital	694,852	-
Retained earnings (deficit)	(904,609)	(331,778)
TOTAL STOCKHOLDERS' (DEFICIT)	(169,475)	(292,728)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$1,055,149	$443,909

MILWAUKEE IRON ARENA FOOTBALL, INC.
(FORMERLY GENESIS CAPITAL CORPORATION OF NEVADA)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months ended March 31,		Three Months ended March 31,
	2010	2009	2010	2009

REVENUE	$90,163	$267,952	$40,518	$168,349

COST OF SALES	272,498	359,057	165,136	287,669

GROSS PROFIT (LOSS)	(182,335)	(91,105)	(124,618)	(119,320)

OPERATING EXPENSES
Selling, general and administrative	424,079	406,528	338,322	120,643
Depreciation	32,171	17,857	16,085	8,928
Total Expenses	456,250	424,385	354,407	129,571

LOSS BEFORE OTHER EXPENSE	(638,585)	(515,490)	(479,025)	(248,891)

OTHER EXPENSE
Interest expense	(73,314)	-	(72,027)	-
	(73,314)	-	(72,027)	-

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(711,899)	(515,490)	(551,052)	(248,891)

Provision for income taxes	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(711,899)	$(515,490)	$(551,052)	$(248,891)

NET LOSS PER BASIC AND DILUTED SHARES
	$(0.02)	$(0.02)	$(0.02)	$(0.01)
WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC AND DILUTED SHARES	29,437,701	29,050,049	29,833,967	29,050,049

MILWAUKEE IRON ARENA FOOTBALL, INC.
(FORMELY GENESIS CAPITAL CORPORATION OF NEVADA)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(711,899)	$(515,490)

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	32,171	17,857
Issuance stock for services	115,000	-

Changes in assets and liabilities:
Decrease (increase) in assets
Decrease (increase) in accounts receivable	25	25,120
Decrease (increase) in prepaid expenses	(28,330)	(1,363)

Increase (decrease) in liabilities
Increase (decrease) in accounts payable and accrued expenses	6,342	178,088
Increase (decrease) in accrued interest	67,962	-
Increase (decrease) in payroll liabilities	33,379	-
Increase (decrease) in deferred revenue	75,754	(11,895)
Total adjustments	302,303	207,807

Net cash (used in) operating activities	(409,596)	(307,683)

CASH FLOWS FROM INVESTING ACTIVITIES
(Purchase) of property and equipment	(4,896)	(113,669)
Franchise acquisition cost	-	(130,000)
Investment in Af2	(35,715)	-

Net cash (used in) investing activities	(40,611)	(243,669)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short term credit line	77,000	-
Proceeds from short term loans	220,000	66,000
Proceeds from loan to (from) related party	30,000	-
Proceeds from officer loan	15,000	-
Proceeds from issuance of notes payable - related parties	-	70,000
Proceeds from shareholders	102,500	245,000

Net cash provided by financing activities	444,500	381,000

(DECREASE) IN CASH AND CASH EQUIVALENTS	(5,707)	(170,352)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	21,573	186,108

CASH AND CASH EQUIVALENTS - END OF PERIOD	$15,866	$15,756

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$8,314	$-
Income taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITY:

Issuance of common stock for financing	$580,200	$-

MILWAUKEE IRON PROFESSIONAL ARENA FOOTBALL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1 - HISTORY AND ORGANIZATION OF THE COMPANY

Milwaukee Iron Professional Arena Football, LLC was formed in November of 2006, in the State of Wisconsin, as a limited liability company, originally named Wisconsin Professional Indoor Football, LLC. The Milwaukee Iron are a professional Arena Football team that plays their home games at the Bradley Center, the premier sports and entertainment venue in downtown Milwaukee, Wisconsin, as a member of Arena Football One.

On January 26, 2010 Genesis Capital Corporation of Nevada, a Nevada corporation (“Genesis”), Genesis Capital Acquisition Corp, a wholly owned subsidiary of Genesis (“Genesis Sub”) and the shareholders completed a “reverse acquisition” transaction with Milwaukee Iron Professional Arena Football, LLC, a Wisconsin Limited Liability Company (“MIPAF”) and Wisconsin Professional Arena Football Investment LLC, a Wisconsin Limited Liability Company (“WPAFI”).  Pursuant to the Merger Agreement, Genesis agreed to acquire 100% of the equity of MIPAF and WPAFI in exchange for the issuance of 29,040,000 newly issued shares of our common stock.  For accounting purposes, MIPAF is deemed to be the accounting acquirer in the reverse acquisition transaction. Consequently, the assets and liabilities and the historical operations reflected in the financial statements are those of MIPAF and WPAFI and are recorded at the historical cost basis. Prior to the reverse acquisition, Genesis was considered a shell company (with no operating activity) and as such had assets and liabilities of $455 and $50,352 respectively.  All recapitalization entries have been appropriately recorded with a resulting elimination of Genesis’ accumulated deficit.  As a result of the reverse acquisition Genesis is no longer considered a shell company and amended its articles of incorporation to change its name to Milwaukee Iron Arena Football Inc. (“Milwaukee Iron” or the “Company”).

Subsequent to the  Merger,  there  are now 30,281,982 shares of Genesis' common stock outstanding, of which approximately  99% of the common stock outstanding  are  held  by  the  former  members of the Company (before  adjusting for any conversion or exercise of any Preferred  Stock  into common stock  of  Genesis.)

 As a means for financing operations, the Company entered into an Investment Agreement/Equity Line of Credit with Kodiak Capital Group, LLC, (“Kodiak”) pursuant to which the Company has the right to “put” to Kodiak shares of its common stock and recive funding up to $15 million for the purpose of supplying working capital to the Company as needed. On March 11, 2010, the Company filed a registration statement to register up to 3 million shares of common stock, with the intent to issue shares to Kodiak.  The registration statement went effective April 26, 2010.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Accordingly certain information and footnote disclosures required by accounting principles generally accepted in the United States of America have been condensed or omitted pursuant. The consolidated financial statements include the accounts of Milwaukee Iron and its wholly owned subsidiaries.  All intercompany transactions and balances among consolidated entities have been eliminated.

In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented,.  The results of operations for the six-months ended March 31, 2010 are not necessarily indicative of the operating results expected for the full year or future interim periods.  These unaudited condensed consolidated financial statement should be read in conjunction with Form 8-K filed with the SEC on February 2, 2010.

2 - GOING CONCERN

Due to our limited amount of committed capital, recurring losses, negative cash flows from operations and our inability to pay outstanding liabilities based on existing recurring cash flows, there is substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, assuming that we will continue as a going concern.  The Company expects to utilize the Equity Line of Credit with Kodiak to satisfy working capital  needs.  Through the date of filing the Company has not received any funding proceeds.

3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR

The Company’s fiscal year-end is September 30, 2009.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the combined accounts of Milwaukee Iron Professional Arena Football, LLC and Wisconsin Professional Arena Football Investment, LLC, a Wisconsin Limited Liability Corporation. All material intercompany transactions and accounts have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less when purchased.

USE OF ESTIMATES

The preparation of consolidated financial statements in accordance with United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

Revenues consist principally of ticket sales (including season tickets), sponsorships, and merchandise sales.

All revenues are recognized when the products are sold to a purchaser at a fixed or determinable price, delivery or event has occurred and title has transferred, and collection of the revenue is reasonably assured. Season tickets sales are recorded as unearned until the events for which the tickets were sold have occurred.

Certain barter transactions have been accepted for sponsorship elements revenue and are recognized ratably over the length of the football season during which the sponsorships will be utilized. The value of the revenue to be declared and the expenses to be taken is based on the fair value of the services received and is equal to the sponsorship elements sold. Subsequent to December 31, 2009, the Company has conducted barter transactions for team, game, and operations related credits in exchange for team sponsorship elements during the 2010 season. The Company will be recognizing the revenue for sponsorships and the related expenses from April to July, the approximate length of the football season.

PROPERTY AND EQUIPMENT

Depreciation is computed primarily on the straight-line method for financial statements purposes over the following years:

Leasehold Improvements	15
Equipment-Football	7
Fixtures and Furniture	5
Playing Field	7

IMPAIRMENT AND DISPOSAL OF LONG-LIVED ASSETS

The Company evaluates the carrying value of its long-lived assets under the provisions of FASB ASC 360-10-35, “Subsequent Measurement”.  This requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount.  If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.  No impairments losses were recognized during the periods ended March 31, 2010 and December 31, 2009.

INCOME TAXES

The Company accounts for income tax under the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") No. 740 "Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns.  Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The Company has incurred net operating losses for financial reporting and tax reporting purposes.  The associated benefit for Federal and State income tax purposes has been offset entirely by a valuation allowance as of March 31, 2010 and September 30, 2009.

MARKETING AND ADVERTISING COSTS

Marketing and advertising costs are expensed as incurred.  The Company had incurred $12,622 in marketing expenses during the three and six months ended March 31, 2010, as compared to $41,680 and $52,425 for the three and six months ended March 31, 2009, respectively.

4 – REVENUE AND COST INFORMATION

The Company operates as one segment, but realizes its revenues from several sources all related to its football operations. Listed below are the sales and related costs of primary revenue generators:

	Six months ended	Six months ended	Three months ended	Three months ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Revenue
Tickets	$-	$188,118	$-	$89,880
Sponsorship	59,550	77,100	10,250	77,100
Merchandising	388	284	43	259
Other	30,225	2,450	30,225	1,110
Total Revenue	90,163	267,952	40,518	168,349

Cost of Sales
Football team operations	238,219	181,679	217,732	163,775
Game operations	1,528	87,612	(4,494)	55,960
Sponsorships	12,743	48,590	(62,300)	36,462
Tickets	20,008	41,176	14,198	31,472
Total cost of sales	272,498	359,057	165,136	287,669

Gross Profit	$(182,335)	$(91,105)	$(124,618)	$(119,320)

5 – DEFERRED FINANCING CHARGE

On February 22, 2010, the Registrant entered into a Confidential Term Sheet (the “Term Sheet”) with Kodiak which details the general terms and conditions pursuant to which the Company has the right to “put” to Kodiak over a three-year period shares of its common stock equivalent to $15 million in proceeds (the “Credit Facility”). Pursuant to the Term Sheet the Company has paid to Kodiak the $15,000 document preparation fee and has also issued commitment shares equal to 290,100 restricted shares of its common stock.

The amount that the Company is entitled to put to Kodiak is equal to either 200% of the average daily volume for ten days prior to the notice at 85% of the average bid price, as defined or $1,000,000 at the election of Kodiak.  The Company cannot deliver a put unless a registration statement has been declared effective, the common stock is listed on a principal market among other general requirements of the Kodiak agreement and the Registration Rights Agreement.  In no event can Kodiak exceed 4.99% of the common stock outstanding.  The Company is required to pay a commitment fee of 3% of the facility amount, payable half on first draw-down with the balance on the earlier of the second draw-down or six months from execution of the Term Sheet.

6 – INVESTMENT IN AF2

The Company has an investment in Arena Football League (AF2) as a part of being a team associated with the League. Each of the 25 arena football teams contributes capital, unrelated to the operating fees also paid, when required to do so by the Board of Directors of AF2. The Company pays 1/25 of the total capital call, and records it as an increase to the Investment in AF2 on the balance sheet.

7 - INTANGIBLE ASSETS

The Company currently owns Franchise Rights to the Milwaukee Iron Professional Arena Football Team. The Company amortizes this right using the straight-line method over a useful life of 7 years. The historical cost of the intangible assets was $250,000. Accumulated amortization totaled $96, 992 and $61,278 for the periods ended March 31, 2010 and March 31, 2009, respectively.

8 – DEBT OBLIGATIONS

The Company’s credit facilities consist of a revolving line of credit of up to $350,000. As of March 31, 2010, there was a balance of $227,000 outstanding on the revolving line of credit (the “Revolving Loan”). The Revolving Loan bears interest at varying rates that fluctuate based on the prime rate plus one percentage point, with the rate not falling below six percent. The rate defaults to six percent until the lender changes it. The Revolving Loan is due and payable in full on December 28, 2010 and requires monthly interest payments. The Company also has unused letters of credit of $106,000 outstanding as of March 31, 2010. See Note 11 for more information on the unused letters of credit.

Short - Term Loans	$220,000
Short - Term Line of Credit	227,000
Total	$447,000

9 - STOCKHOLDERS’ EQUITY (DEFICIT)

The table below summarizes issuances of the Company's shares of common stock during the six months ended March 31, 2010:

Shares

Balance as of September 30, 2009	10,048

Shares issued in recapitalization	29,040,000

Shares issued as payment for services	57,500

Shares issued as deferred financing charge	290,100

Shares issued for repayment of officer loan	884,333

Balance as March 31, 2010	30,281,981

Loss per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share.” ASC 260 requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g. convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

10 - RELATED PARTY TRANSACTIONS

The Company issued a note payable to a member during the last fiscal year. The total due as of March 31, 2010 was $30,000. This obligation is due on demand and does not accrue interest.

As of March 31, 2010, the Company owed another member a total of $10,073 for expenses paid on behalf of the Company.

Both of these obligations are included in the accompanying financial statements as Loans from related parties.

11 – COMMITMENTS AND CONTINGENCIES

LETTERS OF CREDITS

In October and November of 2008, The Company was granted two letters of credit in the amounts of $100,000 and $83,000 (funding $77,000 on March 3, 2010), respectively. These letters of credit expire in October and November of 2010, subject to automatic renewal unless notified within 45 or 90 days, respectively.  Each letter of credit, if used, will accrued interest at the Prime Rate plus one percentage point, with a floor rate of six percent. Interest payments will require monthly interest payments, if used.

As of March 31, 2009, the unused letters of credit amounted to $106,000.

As of March 31, 2010 and September 30, 2009, there was a balance of $77,000 and $0, respectively, outstanding on the letters of credit, and the unused letters of credit amounted to $106,000 and $183,000 as of March 31, 2010 and September 30, 2009, respectively..

LEASES

The Company currently has an operating lease agreement with the Bradley Center (the “Center”) where the team plays its home games. The agreement has terms for a base fee of $8,500 per game (the “Base Fee”) plus  an additional fee of $2,500 for each game in which attendance is equal to or greater than 2,500, but less that 5,000 attendees or $5,000 for each game in which attendance is equal to or greater than 5,000 attendees. Additionally, beginning January 1, 2010, the Company will pay an additional fee of $2,000 per game for which the Center must remove or install a curtain system in connection with a team home game. Payments are made to the Center on a per game basis as a deduction by the Center of any game revenue.

The following is a schedule of the future minimum lease fees required based on the Annual Guaranteed Fee of $88,000 plus new $2,000 fee per game (effective January 1, 2010) as outlined in the operating lease agreement:

Year ending September 30,	Amount

2010	$88,000
2011	88,000

The Company paid $0 in fees according to the operating lease agreement for the six and three months ended March 31, 2010 and March 31, 2009, respectively.

LEGAL PROCEEDINGS

None

12 - FAIR VALUE

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and notes payable approximate fair value due to the short-term nature of these items.  The carrying amount of the short term loan and short term line of credit approximate the fair value based on the Company's expected borrowing rate for debt with similar remaining maturities and comparable risk in market.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

THE  FOLLOWING  DISCUSSION  SHOULD  BE READ  IN  CONJUNCTION WITH  THE COMPANY'S  FINANCIAL  STATEMENTS  AND THE  NOTES TO THOSE  STATEMENTS  AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

Overview

The Milwaukee Iron Arena Football, Inc. (the “Iron” or “we” or “us” or “Company”).
are a member team of the Arena Football One (“AF1” or the “League”), a professional arena football league. The Iron play their home games at the Bradley Center, a sports and entertainment venue in downtown Milwaukee.  Arena football is played in an indoor arena on a padded 50 yard long football field using eight players on the field for each team.  Most of the game rules are similar to college or other professional football game rules with certain exceptions intended to make the game faster and more exciting.

On March 11, 2010 we filed a registration statement on Form S-1 with the SEC to register up to 3,942,811 shares of common stock, 3,000,000 of which are to be issued to Kodiak Capital Group, LLC in accordance with the Investment Agreement discussed below.  The registration statement went effective on April 26, 2011.

On March 25, 2010 we filed a preliminary Information Statement on Form 14C for the purpose of informing shareholders of the Company’s intent to amend its Articles of Incorporation to increase its authorized common and preferred stock and to enact a 1000 for 1 forward split.  On April 8, 2010 we filed a definitive Information Statement and on April 23, 2010 we filed a revised definitive Information Statement.  However, following comments from the SEC on each of these filings, the Board of Directors of the Company determined to not proceed with the proposed capital changes at this time.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2010 (Q2 2010)
COMPARED TO THREE MONTHS ENDED MARCH 31, 2009 (Q2 2010)

Revenues

We recognize game revenues and expenses over the course of the Arena Football One season, which now runs from April through August of each year.  Revenues for the three months ended March 31, 2010 were $ 40,518 compared to $168,349 for the three months ended March 31, 2009.  The  decrease was principally due to the timing difference in Revenue recognition over the 2009 and 2010 Milwaukee Iron arena football season.

Cost of Sales

Cost of sales for the three months ended March 31, 2010 were $165,136 compared to $287,670 for the three months ended March 31, 2009.  Cost of sales consists primarily of expenses related to football team operations, game operations, sponsorships and ticket sales.  The decrease  in cost of sales was principally due to the timing difference in Expense  recognition over the 2009 and 2010  Milwaukee Iron arena football season.

Operating Expenses

Operating expenses for the three months ended March 31, 2010 were $354,407 compared to $129,571 for the three months ended March 31, 2009.  Operating expenses consists principally of selling, general and administrative expenses, the increase of which is primarily a result of the 2010 football season.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended March 31, 2010 were $16,085 compared to $8,928 for the three months ended March 31, 2009.  Depreciation and amortization expenses consist of leasehold improvements, football equipment, furniture and fixtures, and the playing field put into service.

Interest Expense

Interest expense for the three months ended March 31, 2010 was $72,027 compared to -0- for the three months ended March 31, 2009.  This expense relates to the line of credit.

RESULTS OF OPERATIONS

SIX MONTHS ENDED MARCH 31, 2010 (Q2 2010)
COMPARED TO SIX MONTHS ENDED MARCH 31, 2009 (Q2 2009)

Revenues

Revenues for the six months ended March 31, 2010 were $ 90,163 compared to $267,952 for the six months ended March 31, 2009.  The  decrease was principally due to the timing difference in Revenue recognition over the 2009 and 2010 Milwaukee Iron arena football season.

Cost of Sales

Cost of sales for the six months ended March 31, 2010 were $ 272,498 compared to $359,056 for the six months ended March 31, 2009.  Cost of sales consists primarily of expenses related to football team operations, game operations, sponsorships and ticket sales.  The decrease  in cost of sales was principally due to the timing difference in Expense recognition over the 2009 and 2010 Milwaukee Iron arena football season.

Operating Expenses

Operating expenses for the six months ended March 31, 2010 were $456,250 compared to $424,385 for the six months ended March 31, 2009.  Operating expenses consists principally of selling, general and administrative expenses, the increase of which is primarily a result of the 2010 football season.

Depreciation and Amortization Expense

Depreciation and amortization expense for the  six months ended March 31, 2010 were $ 32,171 compared to $ 17,857 for the six months ended March 31, 2009.  Depreciation and amortization expenses consist of leasehold improvements, football equipment, furniture and fixtures, and the playing field put into service.

Interest Expense

Interest expense for the six months ended March 31, 2010 was $73,314 compared to -0- for the six months ended March 31, 2009.  This expense relates to the line of credit.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2010 we had total assets of $ 1,055,624 compared to $443,910 on September 30, 2009, an increase of $611,714.  The reason for the increase in assets is a result of the increase in deferred financing charge and  prepaid expenses.

On March 31, 2010 we had cash and cash equivalents of $15,866 and stockholder deficit  of $ 169,475. .

Financing - The Equity Line of Credit

As a means for financing operations, we have entered into an Investment Agreement/Equity Line of Credit with Kodiak Capital Group, LLC, pursuant to which we have the right to “put” to Kodiak shares of our common stock equivalent to $15 million in proceeds.  We plan to use the proceeds received to fund our working capital needs. On March 11, 2010 we filed a registration statement on Form S-1 with the SEC to register up to 3,000,000 shares of common stock to be issued to Kodiak Capital Group, LLC in accordance with the Investment Agreement.  The registration statement went effective on April 26, 2010.

The Investment Agreement provides, in part, that following notice to Kodiak, we may put to Kodiak up to $15,000,000 in shares of our common stock for a purchase price equal to 85% of the lowest closing “best bid” price (the highest posted bid price) of the common stock during the five consecutive trading days immediately following the date of our notice to Kodiak of our election to put shares pursuant to the Investment Agreement. The dollar value that we will be permitted to put will be either: (a) $1 million or (b) 200% of the average daily volume in the U.S. market of the common stock for the three trading days prior to the notice of our put, multiplied by the average of the three daily closing bid prices immediately preceding the date of the put notice.  Kodiak has indicated that it will resell those shares in the open market, resell our shares to other investors through negotiated transactions, or hold our shares in its portfolio.  This prospectus covers, in part, the resale of our stock by Kodiak either in the open market or to other investors through negotiated transactions.  Kodiak’s obligations under the Investment Agreement are not transferrable and this registration statement does not cover sales of our common stock by transferees of Kodiak.

Kodiak will only purchase shares when we meet the following conditions:
  a registration statement has been declared effective and remains effective for the resale of the common stock subject to the Equity Line of Credit;
  our common stock has not been suspended from trading for a period of five consecutive trading days and we have not been notified of any pending or threatened proceeding or other action to delist or suspend our common stock;
  we have complied with our obligations under the Investment Agreement and the attendant Registration Rights Agreement;
  no injunction has been issued and remains in force, and no action has been commenced by a governmental authority which has not been stayed or abandoned, prohibiting the purchase or the issuance of our common stock; and
  we have not filed a petition in bankruptcy, either voluntarily or involuntarily, and there shall not have been commenced any proceedings under any bankruptcy or insolvency laws.
The Investment Agreement will terminate when any of the following events occur:
  Kodiak has purchased an aggregate of $15,000,000 of our common stock;
  we file or otherwise enter an order for relief in bankruptcy; or
  our common stock ceases to be registered under the Securities Exchange Act of 1934 (the “Exchange Act”).
As we draw down on the Equity Line of Credit, shares of our common stock will be sold into the market by Kodiak.  The sale of these additional shares could cause our stock price to decline.  In turn, if the stock price declines and we issue more puts, more shares will come into the market, which could cause a further drop in the stock price.  You should be aware that there is an inverse relationship between the market price of our common stock and the number of shares to be issued under the Equity Line of Credit.  If our stock price declines, we will be required to issue a greater number of shares under the Equity Line of Credit.  We have no obligation to utilize the full amount available under the Equity Line of Credit.

We have submitted a put to Kodiak Capital Group for $1,000,000 which funds have not been received as of the date of the filing of this Form 10Q.

          Cash Requirements

          We have not yet achieved profitable operations and expect to incur further losses in the development of our business, the result of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from business operations when they come due. We intend to meet our financial needs for operations through ticket sales, sponsorships and merchandise sales; otherwise, we intend to seek additional funds by equity and/or debt financing and/or related party advances. However there is no assurance of additional funding being available.   On March 31, 2010 we had cash and cash equivalents of $15,866.

We have financed operations through the collections of accounts receivable, ticket sales, and advertising revenue, as well as lines of credit and loans by officers and by financial institutions. Our future capital requirements will depend on numerous factors, including the profitability of the team and our ability to control costs. In light of the equity financing agreement with Kodiak Capital Group, we believe that our current assets will be sufficient to meet our operating expenses and capital expenditures in the near term. However, we cannot predict when and if any additional capital contributions may be needed and we may need to seek one or more substantial new investors. New investors could cause substantial dilution to existing stockholders.

There can be no assurances that we will be successful in raising additional capital via debt and/or equity funding, or that any such transactions, if consummated, will be on terms favorable to us. In the event that additional capital is not obtained from other sources, it may become necessary to alter development plans or otherwise abandon certain ventures.

If we need to raise additional funds in order to fund expansion, develop new or enhanced services or products, respond to competitive pressures or acquire complementary products, businesses or technologies, any additional funds raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of ours Common Stock.

In the next twelve months, the company’s goal is to achieve profitable operations through ticket sales, sponsorship and merchandise sales. Over the next 24 months the Company’s focus is on expanding our client base, as well as obtaining new sponsors, and increasing tickets sales, while potentially seeking a strategic acquisition.

Off-Balance Sheet Arrangements.

We currently do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a and15(d) and (e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2010.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were not effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by our company in the reports we file or submit under the Exchange Act is: (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, (with the participation of our Chief Executive Officer and our Chief Financial Officer), an assessment of its internal control over financial reporting as of March 31, 2010. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with our assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of March 31, 2010:
  We have concluded that there were not effective financial reporting controls in the following areas that could lead to inaccurate financial reporting
  We have difficulty in accounting for complex accounting transactions particularly as it relates to complex equity transactions
  Documented processes do not exist for several key processes
Because of the material weaknesses noted above, we have concluded that we did not maintain effective internal control over financial reporting as of March 31, 2010, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a and15(d) and (f) under the Securities Exchange Act of 1934, as amended) during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any pending legal proceedings nor is any of our property the subject of any pending legal proceedings.

Item 1A.	Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds.

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved).

Item 5.	Other Information

None

Item 6.	Exhibits

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Principal Executive Officer pursuant to Sarbanes-Oxley Section 302

31.2	Certification of Principal Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1	Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Section 906

32.2	Certification of Chief Financial Officer pursuant to Sarbanes-Oxley Section 906

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By: /s/ RICHARD ASTROM
Name: Richard Astrom
Title: Chief Executive Officer, Principal Executive Officer, President, Director
Date: May 24, 2010

By: /s/ CHRISTOPHER ASTROM
Name: Christopher Astrom
Title: Chief Financial Officer,  Principal Accounting Officer, Director
Date: May 24, 2010.