Form 10-Q
period 2010-06-30
Milwaukee Iron Arena Football, Inc
filed 2010-08-23
CIK 1083383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

-----------------------------------------

FORM 10-Q

-----------------------------------------

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2010

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

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act)
Yes [     ]          No [ X ]

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

As of August 18, 2010, there were 635,901 shares of the Registrant's Common Stock outstanding.

MILWAUKEE IRON ARENA FOOTBALL, INC.
For The Quarterly Period Ended June 30, 2010

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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

MILWAUKEE IRON ARENA FOOTBALL, INC.

(FORMERLY GENESIS CAPITAL CORPORATION OF NEVADA)

CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	June 30,	September 30,
	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$383	$491
Current assest of discontinued operation	51,081	36,545

	51,464	37,036
OTHER ASSETS
Other assets of discontinued operations	399,651	406,873

TOTAL ASSETS	$451,115	$443,909

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$15,900	$9,900
Officer Loan	15,000	37,452
Current liablities of discontinued operation	1,650,529	619,285
	1,681,429	666,637
LONG- TERM LIABILITIES

Long term liablities of discontinued operation	70,000	70,000

TOTAL LIABILITIES	1,751,429	736,637

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock A, $.001 par value; 5,000,000 shares authorized issued and outstanding	5,000	5,000
Preferred stock B, $.001 par value; 5,000,000 shares authorized issued and outstanding	5,000	5,000
Common stock, $.001 par value; 500,000,000 shares authorized 635,901
and 581,001 shares issued and outstanding	636	581
Additional paid-in capital	2,524,498	28,469
Retained earnings (deficit)	(3,835,448)	(331,778)
TOTAL STOCKHOLDERS' (DEFICIT)	(1,300,314)	(292,728)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$451,115	$443,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

MILWAUKEE IRON ARENA FOOTBALL, INC.

(FORMERLY GENESIS CAPITAL CORPORATION OF NEVADA)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine Months ended June 30,		Three Months ended June 30,
	2010	2009	2010	2009

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	136,108	11,868	36	36
Credit facility expense	2,380,200	-	2,380,200	-

Total operating expenses	2,516,308	11,868	2,380,236	36

LOSS FROM CONTINUING OPERATIONS	(2,516,308)	(11,868)	(2,380,236)	(36)

DISCONTINUED OPERATIONS (NET OF TAXES)
Loss from operations (net of tax of $0)	(1,126,430)	(863,112)	(550,604)	(359,454)

NET LOSS	$(3,642,738)	$(874,980)	$(2,930,840)	$(359,490)

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES
Continuing operations	$(4.19)	$(0.02)	$(3.83)	$(0.00)
Discontinued operations	(1.88)	(1.49)	(0.89)	(0.62)
Total	$(6.07)	$(1.51)	$(4.71)	$(0.62)
WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED	599,877	581,001	622,123	581,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

MILWAUKEE IRON ARENA FOOTBALL, INC.

(FORMERLY GENESIS CAPITAL CORPORATION OF NEVADA)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009

(UNAUDITED)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(2,516,308)	$(11,868)

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Issuance stock for services	115,000	-
Issuance stock for a credit facility	2,380,200	-

Changes in assets and liabilities:
Increase (decrease) in liabilities
Increase (decrease) in accounts payable and accrued expenses	6,000	10,800

Total adjustments	2,501,200	10,800

Net cash (used in) continuing activities	(15,108)	(1,068)
Net cash (used in) discontinued operations	(844,429)	(244,462)

Net cash (used in) operating activities	(859,537)	(245,530)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash (used in) investing activities - continuing	-	-
Net cash (used in) investing activities - discontinued	(41,032)	(357,611)

Net cash (used in) investing activities	(41,032)	(357,611)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (payment on) from officer loan	15,000	(12,067)

Net cash provided by (used in) financing activities - continuing	15,000	(12,067)
Net cash provided by financing activities - discontinued	885,461	602,073

Net cash provided by financing activities	900,461	590,006

(DECREASE) IN CASH AND CASH EQUIVALENTS	(108)	(13,135)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	491	13,662

CASH AND CASH EQUIVALENTS - END OF PERIOD	$383	$527

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid - discontinued	$21,064	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

MILWAUKEE IRON ARENA FOOTBALL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1 - HISTORY AND ORGANIZATION OF THE COMPANY

Milwaukee Iron Professional Arena Football, LLC was formed in November of 2006, in the State of Wisconsin, as a limited liability company, originally named Wisconsin Professional Indoor Football, LLC. The Milwaukee Iron are a professional Arena Football team that plays their home games at the Bradley Center (the “Center”), the premier sports and entertainment venue in downtown Milwaukee, Wisconsin, as a member of Arena Football One.

On January 26, 2010 Genesis Capital Corporation of Nevada, a Nevada corporation (“Genesis”), Genesis Capital Acquisition Corp, a wholly owned subsidiary of Genesis (“Genesis Sub”) and the shareholders completed a “reverse acquisition” transaction with Milwaukee Iron Professional Arena Football, LLC, a Wisconsin Limited Liability Company (“MIPAF”) and Wisconsin Professional Arena Football Investment LLC, a Wisconsin Limited Liability Company (“WPAFI”). Pursuant to the Merger Agreement, the Company agreed to acquire 100% of the equity of MIPAF and WPAFI in exchange for the issuance of 580,800 newly issued shares of our common stock.  For accounting purposes, MIPAF is deemed to be the accounting acquirer in the reverse acquisition transaction. Consequently, the assets and liabilities and the historical operations reflected in the financial statements are those of MIPAF and WPAFI and are recorded at the historical cost basis. Prior to the reverse acquisition, Genesis was considered a shell company (with no operating activity) and as such had assets and liabilities of $455 and $50,352 respectively. All recapitalization entries have been appropriately recorded with a resulting elimination of Genesis’ accumulated deficit. As a result of the reverse acquisition Genesis is no longer considered a shell company and has subsequently changed its name to Milwaukee Iron Arena Football Inc. (“Milwaukee Iron” or the “Company”).

Subsequent to the Merger, there were 581,001 shares of Genesis' common stock outstanding, of which approximately 99% are held by the former members of the Company (before adjusting for any conversion or exercise of any Preferred Stock into common stock of Genesis.)

As a means for financing operations, we entered into an Investment Agreement/Equity Line of Credit with Kodiak Capital Group, LLC, pursuant to which we had the right to “put” to Kodiak up to $15 million in shares of our common stock (i.e., we could compel Kodiak to purchase our common stock at a pre-determined formula). On June 23, 2010, the Company and Kodiak agreed to terminate the Investment Agreement and their business relationship and executed a confidential Mutual Release and Termination Agreement to that effect.

On June 30, 2010, the Company entered into negotiations with the previous owner’s of its merger partner whereby the Milwaukee Iron Football team (the “Team”) will be spun out into a new company and the remaining public shell will remain with the old shareholder. As a result of this determination, all results of operations and assets and liabilities associated with the Team have been classified as discontinued operations under GAAP. Negotiations are under way with present and/or prior owners (but not limited to them) to structure a transaction of sale. However, at this time no definitive agreement has been negotiated. Once the transaction is completed the Company will operate as a shell company. The future success of the Company will be dependent on its ability to raise additional capital and/or seek to acquire new businesses.

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

In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented,. The results of operations for the three and nine-months ended June 30, 2010 are not necessarily indicative of the operating results expected for the full year or future interim periods. These unaudited condensed consolidated financial statement should be read in conjunction with Form 8-K filed with the SEC on February 2, 2010.

2 – DISCOUNTINUED OPERATION

Assets and liabilities to be disposed of comprise the following:

	June 30, 2010	September 30, 2009

Cash	$1,563	$21,082
Accounts Receivable	5,750	25
Prepaid Expenses	43,768	15,438

PP&E - Net	311,399	354,336
Investment in Af2 Operating Co.	88,252	52,537

Total Assets	$450,732	$443,418

Accounts Payable	$688,704	$397,892
Short term loans	644,977	-
Loans from related parties	71,057	10,073
Short term credit line	227,000	150,000
Deferred revenue	18,791	61,320

Notes payable - related parties	70,000	70,000

Total liabilities	$1,720,529	$689,285

The following amounts have been segregated from operations and included in discontinued operations in the consolidated statements of income:

	Nine Months ended June 30,		Three Months ended June 30,
	2010	2009	2010	2009

REVENUE	$340,647	$459,006	$250,484	$191,053

COST OF SALES	899,033	832,343	626,536	473,285

GROSS PROFIT (LOSS)	(558,386)	(373,337)	(376,052)	(282,232)

OPERATING EXPENSES
Selling, general and administrative	433,723	462,989	145,716	68,293
Depreciation	48,257	26,786	16,086	8,929
Total Expenses	481,980	489,775	161,802	77,222

LOSS BEFORE OTHER EXPENSE	(1,040,366)	(863,112)	(537,854)	(359,454)

OTHER EXPENSE	(86,064)	-	(12,750)	-
Interest Expense	(86,064)	-	(12,750)	-

NET LOSS	$(1,126,430)	$(863,112)	$(550,604)	$(359,454)

3- GOING CONCERN

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

4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Certain barter transactions have been accepted for sponsorship elements revenue and are recognized over the length of the football season during which the sponsorships will be utilized. The value of the revenue to be declared and the expenses to be taken is based on the fair value of the services received and is equal to the sponsorship elements sold.

PROPERTY AND EQUIPMENT

Depreciation is computed primarily on the straight-line method for financial statements purposes over the following years:

Leasehold Improvements	15
Equipment-Football	7
Fixtures and Furniture	5
Playing Field	7

IMPAIRMENT AND DISPOSAL OF LONG-LIVED ASSETS

The Company evaluates the carrying value of its long-lived assets under the provisions of FASB ASC 360-10-35, “Subsequent Measurement”. This requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell. No impairments losses were recognized during the periods ended June 30, 2010.

INCOME TAXES

The company accounts for income tax under the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") No. 740 "Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities. Valuation allowances are established against net deferred tax assets when its more likely than not that some portion or all of the deferred tax asset will not be realized.

The company did not recognize any deferred tax assets or liabilities as of June 30, 2010 or September 30, 2009

MARKETING/ ADVERTISING COSTS

Marketing and advertising costs are expensed as incurred. The Company had incurred $35,244 and $47,901 in marketing expenses during the three and nine months ended June 30, 2010, as compared to $5,992 and $58,417 for the three and nine months ended June 30, 2009, respectively.

5 – FINANCING AGREEMENT

On February 22, 2010, the company entered into a Confidential Term Sheet with Kodiak Capital, LLC (“Kodiak”) which detailed the general terms and conditions pursuant to which the Company had the right to “put” to Kodiak over a three-year period up to $15 million in shares of its common stock (i.e., we can compel Kodiak to purchase our common stock at a pre-determined formula). Pursuant to the Term Sheet the company paid to Kodiak the $15,000 document preparation fee and issued to it the commitment shares equal to 5,802 restricted shares of common stock. On April 30, 2010 we expressed our put right for $1 million and delivered to Kodiak 30,000 shares of our common stock on May 13, 2010, but never received any proceeds. On June 23, 2010, the Company and Kodiak agreed to amicably terminate their business relationship and executed a confidential Mutual Release and Termination Agreement to that effect. As part of such agreement, Kodiak retained all shares it had been issued, valued at $2,380,200 which has been recorded in operating expenses in condensed consolidated statement of operations.

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

5 - INTANGIBLE ASSETS

The Company currently owns Franchise Rights to the Milwaukee Iron Professional Arena Football Team. The Company amortizes this right using the straight-line method over a useful life of 7 years. The historical cost of the intangible assets was $250,000. Accumulated amortization totaled $105,921 and $70,206 for the nine month periods ended June 30, 2010 and June 30, 2009, respectively.

7 – DEBT OBLIGATIONS

The Company’s credit facilities consist of a revolving line of credit of up to $350,000. At the end of the nine months ended June 30, 2010, there was a balance of $227,000 outstanding on the revolving line of credit (the “Revolving Loan”). The Revolving Loan bears interest at varying rates that fluctuate based on the prime rate plus one percentage point, with the rate not falling below six percent. The rate defaults to six percent until the lender changes it. The Revolving Loan is due and payable in full on December 28, 2010 and requires monthly interest payments. The Company also has unused letters of credit of $106,000 as of June 30, 2010. The outstanding liability under the credit line has been reclassified to liabilities of discontinued operations.

The company short-term loans of $644,977 represent amounts advanced to the company by investors. These amounts have no specific payment terms and bear no interest. The outstanding liability under the short –term loans has been reclassified to liabilities of discontinued operations.

Short - Term Loans	$644,977
Short - Term Line of Credit	227,000

Total	$871,977

8 - STOCKHOLDERS’ EQUITY (DEFICIT)

As of June 30, 2010, the Company had issued 5,000,000 of its preferred stock series A shares.

As of June 30, 2010, the Company had issued 5,000,000 of its preferred stock series B shares.

On January 26, 2010, Genesis Capital Corporation of Nevada, a Nevada Corporation ("Genesis"), Genesis Capital Acquisition Corp., a wholly-owned subsidiary of Genesis ("Genesis Sub"), Milwaukee Iron Professional Arena Football, LLC, a Wisconsin limited liability company ("MIPAF"), Wisconsin Professional Arena Football Investment LLC, a Wisconsin limited liability company ("WPAFI") and Christopher Astrom, as the sole owner of all of Genesis' outstanding preferred stock entered into an Agreement and Plan of Merger and subsequently closed on the Merger pursuant to which MIPAF and WPAFI merged with and into Genesis Sub, with Genesis Sub continuing as the surviving corporation in the Merger and as a wholly-owned subsidiary of Genesis. Genesis subsequently changed its name to "Milwaukee Iron Arena Football, Inc." (the “Milwaukee Iron” or the “Company”).

On June 22, 2010, the Board of Directors authorized and the Company effectuated a 1 for 50 reverse stock split of the Company’s common stock. The number of authorized shares of the Company’s common stock shall remain at 500,000,000. The par value and other terms of the common stock were not affected by the reverse stock split. The share numbers and per share amounts in the financial statements and the notes to the financial statements reflect the retroactive application of this reverse stock split.

9 - RELATED PARTY TRANSACTIONS

The Company had issued a note payable to a member. The total due as of June 30, 2010 was $51,027. This obligation is due on demand and does not accrue interest.

As of June 30, 2010, the Company owed another member a total of $20,030 for expenses paid on behalf of the company.

Both of these obligations are included in the accompanying financial statements as Loans from related parties and have been reclassified to liabilities of discontinued operations.

10 – COMMITMENTS AND CONTINGENCIES

LETTERS OF CREDITS

Letters of Credit: The Company was granted two letters of credit in the amounts of $100,000 and $83,000 (borrowing $77,000 on March 3, 2010), respectively. These letters of credit expire in October and November of 2010, subject to automatic renewal unless notified within 45 or 90 days, respectively. Each letter of credit, if used, will accrued interest at the Prime Rate plus one percentage point, with a floor rate of six percent. Interest payments will require monthly interest payments, if used.

As of June 30, 2010, the unused letters of credit amounted to $106,000.

At the end of the nine months ended June 30, 2010 and year ended September 30, 2009, there was a balance of $77,000 and $0, respectively, outstanding on the letters of credit, and the unused letters of credit amounted to $106,000 and $183,000 as of June 30, 2010 and September 30, 2009, respectively.

LEASES

The Company currently has an operating lease agreement with the Center where the team plays its home games. The agreement has terms for a base fee of $8,500 per game (the “Base Fee”) plus an additional fee of $2,500 for each game in which attendance is equal to or greater than 2,500, but less that 5,000 attendees or $5,000 for each game in which attendance is equal to or greater than 5,000 attendees. Additionally, beginning January 1, 2010, the Company will pay an additional fee of $2,000 per game for which the Center must remove or install a curtain system in connection with a team home game. Payments are made to the Center on a per game basis as a deduction by the Center of any game revenue.

The following is a schedule future minimum lease fees required based on the Annual Guaranteed Fee of $88,000 plus new $2,000 fee per game (effective January 1, 2010) as outlined in the operating lease agreement:

Year ending September 30,	Amount

2010	$88,000
2011	88,000

The Company paid $0 in fees according to the operating lease agreement for the nine and three months ended June 30, 2010 and June 30, 2009, respectively.

LEGAL PROCEEDINGS

The company is involved in litigation (as both plaintiff and defendant) incidental to the conduct of its business, but the Company is a not a party to any lawsuit or proceeding which, in the opinion of the Company, is likely to have material adverse effect on the Company’s financial position.

11 - FAIR VALUE

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

General

     The Milwaukee Iron Arena Football, Inc. (the “Iron” or “we” or “us” or “Company”) was incorporated in Colorado on September 19, 1983, under the name Bugs, Inc., for the purpose of using microbial and other agents, including metallurgy, to enhance oil and natural gas production and to facilitate the recovery of certain metals. Except as described below, for the past several years, we have had no revenue and have been a shell company.

     On January 26, 2010, we consummated a merger with Milwaukee Iron Professional Arena Football, LLC and Wisconsin Professional Arena Football Investment LLC (collectively, along with their equity owners, the “Merger Partner”) as previously disclosed in our Current Report on Form 8-K filed on February 2, 2010, as subsequently amended on February 16 and February 18, 2010 (the “Merger”). Upon the closing of the Merger, we amended our articles of incorporation to change our name to Milwaukee Iron Arena Football, Inc. and amended the articles of incorporation of our wholly owned subsidiary to change its name to Milwaukee Iron Arena Football Club, Inc. Prior to the consummation of the Merger, we were a non-operating shell company with no revenue and minimal assets. After the Merger, we were no longer a shell company and our business operations consist of those of the Milwaukee Iron arena football team.

     The Milwaukee Iron are a member team (the “Team”) of the Arena Football One (“AF1” or the “League”), a professional arena football league. The Team play their home games at the Bradley Center, a sports and entertainment venue in downtown Milwaukee. Arena football is played in an indoor arena on a padded 50 yard long football field using eight players on the field for each team. Most of the game rules are similar to college or other professional football game rules with certain exceptions intended to make the game faster and more exciting.

     Because efforts to fund and develop the Team have not been successful, we have recently determined that in the interest of our stockholders, it would be advantageous for all parties to unwind the Merger, dispose of the Team and restore our operations to that of a shell company seeking an operating business, as described below. Toward that end, we have entered into discussions with the Merger Partner (defined above) (but not limited to them) regarding unwinding the Merger and restoring ownership of the Team to the Merger Partner (the “Unwind”). We have not reached a definitive agreement with the Merger Partner on terms or the method in which the Unwind could be accomplished (i.e., through a spin-off or other form of reorganization).

     Nevertheless, as a result of this determination to unwind the Merger, all results of operations and assets and liabilities associated with the Team have been classified as discontinued operations under GAAP.

     As a means for financing operations, in February 2010 we entered into an Investment Agreement/Equity Line of Credit with Kodiak Capital Group, LLC. On June 23, 2010, we agreed with Kodiak to terminate the Investment Agreement and our business relationship and executed a confidential Mutual Release and Termination Agreement to that effect.

     On June 27, 2010, Andrew Vallozzi resigned as an officer of our wholly owned subsidiary Milwaukee Iron Arena Football Club, Inc. On July 1, 2010, we entered into an agreement with Mr. Vallozzi terminating a previously entered into Stock Purchase Agreement. In particular, on March 10, 2010 the Company had entered into an agreement with Mr. Vallozzi granting Mr. Vallozzi the option to purchase certain shares of Series B Preferred Stock. In light of Mr. Vallozzi’s resignation, we agreed to cancel the Stock Purchase Agreement.

     Effective August 13, 2010, Christopher Astrom resigned from our board of directors and from all officer positions. There were no disagreements with Mr. Astrom. Christopher Astrom has also transferred his ownership in all our outstanding Series A and Series B Preferred Stock to our remaining sole officer and director, Richard Astrom.

     Upon consummation of the Unwind or other disposition of the Team, we will become a “shell company” as that term is defined under Federal securities laws. We intend to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. Our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages that we may offer. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because we have nominal assets and limited financial resources.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2010
COMPARED TO THREE MONTHS ENDED JUNE 30, 2009

Revenues

      Revenues from continuing operations for the three months ended June 30, 2010 were $0.00 compared to $0.00 for the three months ended June 30, 2009. No revenue was reported for the above periods due to our decision to unwind the Merger (as discussed above) and the resulting classification of operations, assets and liabilities associated with the Team as discontinued operations under GAAP. See note 2 in the financial statements for more information regarding the discontinued operations.

Cost of Sales

     Cost of sales from continuing operations for the three months ended June 30, 2010 were $0.00 compared to $0.00 for the three months ended June 30, 2009 due to the lack of revenue and our decision to unwind the Merger (as discussed above) and the resulting classification of operations, assets and liabilities associated with the Team as discontinued operations under GAAP. See note 2 in the financial statements for more information regarding the discontinued operations.

Operating Expenses

     Operating expenses from continuing operations for the three months ended June 30, 2010 were $2,380,236 compared to $36 for the three months ended June 30, 2009. Operating expenses increased $2,380,230 due to the expenses associated with our credit facility with Kodiak Capital Croup, LLC, which facility has since been mutually terminated in June 2010 (as discussed above).

Interest Expense

     Interest expense for the three months ended June 30, 2010 was $0.00 compared to $0.00 for the three months ended June 30, 2009.

Loss From Operations

     We had an operating loss from continuing operations of $2,380,236 for the three month period ended June 30, 2010 as compared to an operating loss of $36 for the three month period ended June 30, 2009, primarily due to the increase in operating expenses as described above.

Loss From Discontinued Operations.

     During the three month period ended June 30, 2010 , we had a loss of $550,604 related to our discontinued operations compared to a loss of $359,454 during the three month period ended June 30, 2009. See note 2 in the financial statements for more information regarding the discontinued operations.

Net Loss Applicable To Common Stock

     Net loss applicable to common stock for the three months ended June 30, 2010 was $2,930,840 compared to $359,490 for the three months ended June 30, 2009. The increase in net loss is a result of the increase in operating expenses and the loss from discontinued operations described above.

RESULTS OF OPERATIONS

NINE MONTHS ENDED JUNE 30, 2010
COMPARED TO NINE MONTHS ENDED JUNE 30, 2009

Revenues

     Revenues from continuing operations for the nine months ended June 30, 2010 were $0.00 compared to $0.00 for the nine months ended June 30, 2009. No revenue was reported for the above periods due to our decision to unwind the Merger (as discussed above) and the resulting classification of operations, assets and liabilities associated with the Team as discontinued operations under GAAP. See note 2 in the financial statements for more information regarding the discontinued operations.

Cost of Sales

     Cost of sales from continuing operations for the nine months ended June 30, 2010 were $0.00 compared to $0.00 for the nine months ended June 30, 2009 due to the lack of revenue and our decision to unwind the Merger (as discussed above) and the resulting classification of operations, assets and liabilities associated with the Team as discontinued operations under GAAP. See note 2 in the financial statements for more information regarding the discontinued operations.

Operating Expenses

     Operating expenses from continuing operations for the nine months ended June 30, 2010 were $2,516,308 compared to $11,868 for the nine months ended June 30, 2009. This operating expense increase was primarily due to an increase in general and administrative expenses and the expenses associated with our credit facility with Kodiak Capital Croup, LLC, which facility has since been mutually terminated in June 2010 (as discussed above).

Interest Expense

     Interest expense for the nine months ended June 30, 2010 was $0.00 compared to $0.00 for the nine months ended June 30, 2009.

Loss From Operations

     We had an operating loss from continuing operations of $2,516,308 for the nine month period ended June 30, 2010 as compared to an operating loss of $11,868 for the nine month period ended June 30, 2009, primarily due to the increase in operating expenses as described above.

Loss From Discontinued Operations.

     During the nine month period ended June 30, 2010 , we had a loss of $1,126,430, related to our discontinued operations compared to a loss of $863,112 during the nine month period ended June 30, 2009. See note 2 in the financial statements for more information regarding the discontinued operations.

Net Loss Applicable To Common Stock

     Net loss applicable to common stock for the nine months ended June 30, 2010 was $3,642,738 compared to $874,980 for the nine months ended June 30, 2009. The increase in net loss is a result of the increase in operating expenses and the loss from discontinued operations described above.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2010 we had total assets of $451,115 compared to $443,909 on September 30, 2009, an increase of $7206. On June 30, 2010 we had cash and cash equivalents of $383 and stockholder deficit of $1,300,314.

     On June 30, 2010 we had assets from discontinued operations of $399,651 compared to $406,873 on September 30, 2009. See note 2 in the financial statements for more information regarding the discontinued operations.

     All assets are booked at historical cost. Management reviews on an annual basis the book value, along with the prospective dismantlement, restoration, and abandonment costs and estimate residual value for the assets, in comparison to the carrying values on the financial statements.

     Our credit facilities consist of a revolving line of credit of up to $350,000. At the end of the nine months ended June 30, 2010, there was a balance of $227,000 outstanding on the revolving line of credit (the “Revolving Loan”). The Revolving Loan bears interest at varying rates that fluctuate based on the prime rate plus one percentage point, with the rate not falling below six percent. The rate defaults to six percent until the lender changes it. The Revolving Loan is due and payable in full on December 28, 2010 and requires monthly interest payments. We also have unused letters of credit of $106,000 as of June 30, 2010. The outstanding liability under the credit line has been reclassified to liabilities of discontinued operations.

     Our short-term loans of $644,977 represent amounts advanced to the company by investors. These amounts have no specific payment terms and bear no interest. The outstanding liability under the short –term loans has been reclassified to liabilities of discontinued operations.

     We currently have an operating lease agreement with the Center where the team plays its home games. The agreement has terms for a base fee of $8,500 per game (the “Base Fee”) plus an additional fee of $2,500 for each game in which attendance is equal to or greater than 2,500, but less that 5,000 attendees or $5,000 for each game in which attendance is equal to or greater than 5,000 attendees. Additionally, beginning January 1, 2010, the Company will pay an additional fee of $2,000 per game for which the Center must remove or install a curtain system in connection with a team home game. Payments are made to the Center on a per game basis as a deduction by the Center of any game revenue.

     We had issued a note payable to a shareholder during the last fiscal year. The total due as of June 30, 2010 was $51,027. This obligation is due on demand and does not accrue interest. As of June 30, 2010, we owed another shareholder a total of $20,030 for expenses paid on behalf of the Company. Both of these obligations are included in the accompanying financial statements as Loans from related parties and have been reclassified to liabilities of discontinued operations.

Financing – Termination of the Equity Line of Credit

As a means for financing operations, in February 2010 we entered into an Investment Agreement/Equity Line of Credit with Kodiak Capital Group, LLC. On June 23, 2010, we agreed with Kodiak to amicably terminate the Investment Agreement and our business relationship and executed a confidential Mutual Release and Termination Agreement to that effect.

Cash Requirements

     At June 30, 2010 we had an accumulated deficit of $1,300,314. The report from our independent registered public accounting firm on our audited financial statements at September 30, 2009 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern. As discussed earlier in this report, we are seeking to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. We cannot predict when, if ever, we will be successful in this venture and, accordingly, we may be required to cease operations at any time. We do not have sufficient working capital to pay our operating costs for the next 12 months and we will require additional funds to pay our legal, accounting and other fees associated with our company and its filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. We have no commitments from any party to provide such funds to us. If we are unable to obtain additional capital as necessary until such time as we are able to conclude a business combination, we will be unable to satisfy our obligations and otherwise continue to meet our reporting obligations under federal securities laws. In that event, our stock would no longer be quoted on the OTC Bulletin Board and our ability to consummate a business combination with upon terms and conditions which would be beneficial to our existing stockholders would be adversely affected.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were not effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by our company in the reports we file or submit under the Exchange Act is: (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was not effective as of June 30, 2010. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

     A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of June 30, 2010:

  We have concluded that there were not effective financial reporting controls in the following areas that could lead to inaccurate financial reporting
  We have difficulty in accounting for complex accounting transactions particularly as it relates to complex equity transactions
  Documented processes do not exist for several key processes

     Because of the material weaknesses noted above, we have concluded that we did not maintain effective internal control over financial reporting as of June 30, 2010, based on Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by COSO.

Changes in Internal Control Over Financial Reporting

     There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Prceedings

     We are not a party to any pending legal proceedings nor is any of our property the subject of any pending legal proceedings.

Item 1A. Risk Factors

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds.

      None

Item 3. Defaults Upon Senior Securities

     None

Item 4. (Removed and Reserved).

Item 5. Other Information

     None

Item 6. Exhibits

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Section 302

32.1	Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Section 906

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By: /s/ RICHARD ASTROM
Name: Richard Astrom
Title: Chief Executive Officer, Principal Executive Officer, President, Director
Date: August 23, 2010