Form 10-K
period 2010-09-30
Milwaukee Iron Arena Football, Inc
filed 2011-01-13
CIK 1083383

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

As of March 31, 2010 the market value was $305,762. There are approximately 152,881 shares of our common voting stock held by non-affiliates. This valuation is based upon the bid price of our common stock as quoted on the OTCBB on that date ($2.00).

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.      The number of shares outstanding of the registrant's common stock as of January 12, 2011 was 155,892.

(DOCUMENTS INCORPORATED BY REFERENCE)

None

MILWAUKEE IRON ARENA FOOTBALL, INC.

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

Unless the context otherwise requires, throughout this Annual Report on Form 10-K the words “Company,” “we,” “us” and “our” refer to Milwaukee Iron Arena Football, Inc. and its consolidated subsidiaries.

ITEM 1. BUSINESS

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

Recent Events

On January 26, 2010, we consummated a merger with Milwaukee Iron Professional Arena Football, LLC and Wisconsin Professional Arena Football Investment LLC as previously disclosed in our Current Report on Form 8-K filed on February 2, 2010, as subsequently amended on February 16 and February 18, 2010 (the “Merger”). Upon the closing of the Merger, we amended our articles of incorporation to change our name to Milwaukee Iron Arena Football, Inc. and amended the articles of incorporation of our former wholly owned subsidiary to change its name to Milwaukee Iron Arena Football Club, Inc. Prior to the consummation of the Merger, we were a non-operating shell company with no revenue and minimal assets. After the Merger, we were no longer a shell company and our business operations consisted of those of the Milwaukee Iron arena football team.

The Milwaukee Iron are a member team (the “Team”) of the Arena Football One, a professional arena football league. The Team play their home games at the Bradley Center, a sports and entertainment venue in downtown Milwaukee. Arena football is played in an indoor arena on a padded 50 yard long football field using eight players on the field for each team. Most of the game rules are similar to college or other professional football game rules with certain exceptions intended to make the game faster and more exciting.

As a means for financing operations, in February 2010 we entered into an Investment Agreement/Equity Line of Credit with Kodiak Capital Group, LLC. On June 23, 2010, we agreed with Kodiak to terminate the Investment Agreement and our business relationship and executed a confidential Mutual Release and Termination Agreement to that effect.

On June 22, 2010, we effectuated a 1 for 50 reverse stock split of our common stock.

On June 27, 2010, Andrew Vallozzi III resigned as an officer of our wholly owned subsidiary Milwaukee Iron Arena Football Club, Inc. On July 1, 2010, we entered into an agreement with Mr. Vallozzi terminating a previously entered into Stock Purchase Agreement dated March 10, 2010 in which we granted to Mr. Vallozzi the option to purchase certain shares of Series B Preferred Stock. In light of Mr. Vallozzi’s resignation, we agreed to cancel the Stock Purchase Agreement.

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “MWKI”. On July 19, 2010 we changed our trading symbol from “GCNV” to “MWKI”.

Effective August 13, 2010, Christopher Astrom resigned from our board of directors and from all officer positions. There were no disagreements with Mr. Astrom. Christopher Astrom has also transferred his ownership in all our outstanding Series A and Series B Preferred Stock to our remaining sole officer and director, Richard Astrom.

Because efforts to fund and develop the Team have not been successful, we determined that in the interest of our stockholders, it would be advantageous for all parties to unwind the Merger, dispose of the Team and restore our operations to that of a shell company seeking an operating business, as described below.

On November 23, 2010 and as previously disclosed in our Current Report on Form 8-K filed on December 1, 2010, we entered into an Unwind Agreement (the “Unwind Agreement”) with Milwaukee Iron Arena Football Club, Inc. (“Iron Sub”), Andrew Vallozzi III, Richard Astrom, certain individuals listed in the Unwind Agreement as Members (described below) and Bradley David LaCombe, Gary Miller, Michael Carpenter, Michael Whitely and Todd D. Hansen whereby the parties mutually agreed to unwind (the “Unwind”) the Merger.

Pursuant to the Unwind Agreement, all of the Members surrendered to us all of their shares and rights in the Company and we conveyed to the Members all of our shares, rights and ownership interest in Iron Sub (the “Iron Sub Shares”), such that immediately following the Unwind, we now have 28,793,001 fewer shares issued and outstanding and the Members own all the capital stock of Iron Sub and none of the Members or their assigns own any interest in us, our affiliates or our properties. In addition, we received a promissory note for $40,000 as reimbursement for certain expenses.

As a result of the Unwind, we became a shell company and all results of operations and assets and liabilities associated with the Team have been classified as discontinued operations under GAAP. As discussed below, our business strategy again is to enter into a reverse merger with an operating business or develop an operating business through internal growth and/or targeted acquisitions of specific businesses.

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

On October 5, 2009, we filed with the SEC a Current Report on Form 8-K describing in detail the terms of the Merger with Lyfetec. However, the merger was never consummated.

On October 27, 2009, we filed with the SEC a Current Report on Form 8-K announcing our shift in business strategy. At that time, in preparation of our then intended merger with Lyfetec, the Company intended to focus on the manufacture and sale of personal healthcare retail products. However, ultimately the Company did not pursue this business plan.

On November 23, 2009, we filed with the SEC a preliminary Information Statement on Schedule 14C in which we announced that our board of directors and the requisite number of our stockholders, by written consent in lieu of a meeting, have approved an amendment to our articles of incorporation.

See “Recent Events” above for a description of the events for fiscal year 2010.

Current Business Plan

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

Our Auditor Has Raised Doubt As To Whether We Can Continue As A Going Concern.

We have not generated any revenues nor have we had any operations for several years. As of September 30, 2010, we have a total stockholders’ deficit of $1,703,084. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or even worthless.

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

ITEM 2.  PROPERTIES

We share office space and a phone number with our principals at 11415 NW 123 Lane, Reddick, Florida 32686. We do not have a lease and we do not pay rent for the leased space. We do not own any properties nor do we lease any other properties. We do not believe we will need to maintain an office at any time in the foreseeable future in order to carry out our plan of operations as described herein.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings nor are any of our property the subject of any pending legal proceedings.

ITEM 4.   (REMOVED AND RESERVED).

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “MWKI”. On July 19, 2010 we changed our trading symbol from “GCNV” to “MWKI”. Such trading of our common stock is limited and sporadic

The following table reflects the high and low bid information for our common stock for each fiscal quarter during the fiscal year ended September 30, 2010 and 2009. The bid information was obtained from the OTC Bulletin Board and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended	Bid High	Bid Low
Fiscal Year 2010*
September 30, 2010*	$0.75	$0.51
June 30, 2010	$16.00	$0.01
March 31, 2010	$22.00	$2.00
December 31, 2009	$4.00	$1.20

Fiscal Year 2009
September 30, 2009	$3.00	$2.50
June 30, 2009	$3.00	$3.00
March 31, 2009	$4.00	$3.00
December 31, 2008	$4.00	$4.00

* adjusted for 1:50 reverse split effective July 22, 2010

As of September 30, 2010, there were 189 holders of record of our common stock.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities.

Pursuant to the Unwind Agreement, all of the Members surrendered to us all of their shares and rights in the Company and we conveyed to the Members all of our shares, rights and ownership interest in Iron Sub (the “Iron Sub Shares”), such that immediately following the Unwind, we now have 28,793,001 fewer shares issued and outstanding and the Members own all the capital stock of Iron Sub and none of the Members or their assigns own any interest in us, our affiliates or our properties. In addition, we received a $40,000 promissory note for the reimbursement for certain expenses.

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

Plan of Operations - Overview

We are a public shell company with no operations. Our business strategy again is to enter into a merger, acquisition or other business combination with an operating company or develop an operating business through internal growth and/or targeted acquisitions of specific businesses.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 2010 COMPARED TO
FISCAL YEAR ENDED SEPTEMBER 30, 2009

Revenues

Revenues for the fiscal year ended September 30, 2010 were $0.00 compared to $0.00 for the fiscal year ended September 30, 2010. No revenue was reported for the above periods due to our decision to unwind the Merger (as discussed above) and the resulting classification of operations, assets and liabilities associated with the Team as discontinued operations under GAAP. See Note 2 to the financial statements for more information regarding the discontinued operations.

Cost of Sales

Cost of sales for the fiscal year ended September 30, 2010 were $0.00 compared to $0.00 for the fiscal year ended September 30, 2010 due to the lack of revenue and our decision to unwind the Merger (as discussed above) and the resulting classification of operations, assets and liabilities associated with the Team as discontinued operations under GAAP. See Note 2 to the financial statements for more information regarding the discontinued operations.

Operating Expenses

Operating expenses for the fiscal year ended September 30, 2010 were $2,516,344 compared to $25,304 for the fiscal year ended September 30, 2009. This operating expense increase was primarily due to an increase in general and administrative expenses and the expenses associated with our credit facility with Kodiak Capital Croup, LLC, which facility has since been mutually terminated in June 2010 (as discussed above). As part of such agreement, Kodiak retained all shares it had been issued, valued at $2,380,200 which has been recorded in operating expenses in condensed consolidated statement of operations. The shares were valued based on market price at the time of issuance.

Loss From Operations

We had an operating loss of $2,516,344 for the fiscal year ended September 30, 2010 as compared to an operating loss of $25,304 for the fiscal year ended September 30, 2009, primarily due to the increase in operating expenses as described above.

Loss From Discontinued Operations.

We had a loss related to discontinued operations of $1,533,164 for the fiscal year ended September 30, 2010 as compared to a loss related to discontinued operations of $1,114,446 for the fiscal year ended September 30, 2009. See note 2 in the financial statements for more information regarding the discontinued operations.

Net Loss Applicable To Common Stock

Net loss applicable to common stock for the fiscal year ended September 30, 2010 was $4,049,508 compared to $1,139,750 for the fiscal year ended September 30, 2009. The increase in net loss is a result of the increase in operating expenses and the loss from discontinued operations described above.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2010 we had total assets of $477,801 compared to $443,909 on September 30, 2009. On September 30, 2010 we had cash and cash equivalents of $347 and stockholder deficit of $1,703,084.

On September 30, 2010 we had assets from discontinued operations of $477,454 compared to $443,418 on September 30, 2009. See Note 2 to the financial statements for more information regarding discontinued operations.

All assets are booked at historical cost. Management reviews on an annual basis the book value, along with the prospective dismantlement, restoration, and abandonment costs and estimate residual value for the assets, in comparison to the carrying values on the financial statements.

Our credit facilities consist of a revolving line of credit of up to $550,000 through our subsidiary that was spun off in November, 2010. At the end of the fiscal year ended September 30, 2010, there was a balance of $427,000 outstanding on the revolving line of credit (the “Revolving Loan”). The Revolving Loan bears interest at varying rates that fluctuate based on the prime rate plus one percentage point, with the rate not falling below six percent. The rate defaults to six percent until the lender changes it. The Revolving Loan is due and payable in full on June 28, 2011 and requires monthly interest payments. We also have unused letters of credit of $123,000 as of September 30, 2010. The outstanding liability under the credit line has been reclassified to liabilities of discontinued operations. These loans arethe obligation of Milwaukee Iron Professional Arena Football, LLC. See Note 2 to the financial statements for more information regarding discontinued operations.

Our short-term loans of $904,941 represent amounts advanced to the company by investors. These amounts have no specific payment terms and bear no interest. The outstanding liability under the short –term loans has been reclassified to liabilities of discontinued operations. These loans are the obligation of Milwaukee Iron Professional Arena Football, LLC. See Note 2 to the financial statements for more information regarding discontinued operations.

We currently have an operating lease agreement with the Center where the team plays its home games. The agreement has terms for a base fee of $8,500 per game (the “Base Fee”) plus an additional fee of $2,500 for each game in which attendance is equal to or greater than 2,500, but less that 5,000 attendees or $5,000 for each game in which attendance is equal to or greater than 5,000 attendees.

Additionally, beginning January 1, 2010, the Company will pay an additional fee of $2,000 per game for which the Center must remove or install a curtain system in connection with a team home game. Payments are made to the Center on a per game basis as a deduction by the Center of any game revenue. This lease was assumed by Milwaukee Iron Professional Arena Football, LLC. See Note 2 to the financial statements for more information regarding discontinued operations.

We had issued a note payable to a member. The total due as of September 30, 2010 was $51,070. This obligation is due on demand and does not accrue interest. As of September 30, 2010, we owed another member a total of $18,930 for expenses paid on behalf of the Company. Both of these obligations are included in the accompanying financial statements as Loans from related parties and have been reclassified to liabilities of discontinued operations. These debts were assumed by Milwaukee Iron Professional Arena Football, LLC. See Note 2 to the financial statements for more information regarding discontinued operations.

Net Cash (Used in) Provided By Operating Activities

During the fiscal year ended September 30, 2010, cash used in operating activities was $1,335,933 compared to $665,069 during the fiscal year ended September 30, 2009. During the fiscal year ended September 30, 2010, net losses of $2,516,344 were adjusted for non-cash items consisting of $115,000 in compensatory stock issuances and $2,380,200 in credit facility stock issuances.

Net Cash Used in Investing Activities

During the fiscal year ended September 30, 2010, we used net cash in investing activities of discontinued operations of $56,555. We did not utilize any cash in investing activities of continuing operations during the fiscal year ended September 30, 2010.

Net Cash (Used in) Provided by Financing Activities

During the fiscal year ended September 30, 2010, we received $1,392,344 from our financing activities. During the fiscal year ended September 30, 2009, we received $709,775 from our financing activities.

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

Cash Requirements

At September 30, 2010 we had an accumulated deficit of $1,703,084. The report from our independent registered public accounting firm on our audited financial statements at September 30, 2010 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern. As discussed earlier in this report, we are seeking to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. We cannot predict when, if ever, we will be successful in this venture and, accordingly, we may be required to cease operations at any time. We do not have sufficient working capital to pay our operating costs for the next 12 months and we will require additional funds to pay our legal, accounting and other fees associated with our company and its filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2010, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

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
Suite J
Marlton, New Jersey 08053
(856) 355-5900 Fax (856) 396-0022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Milwaukee Iron Professional Arena Football, INC. (f/k/a Genesis Capital Corporation of Nevada)
Ocala, Florida 34470

We have audited the accompanying balance sheet of Milwaukee Iron Professional Arena Football, INC. (f/k/a Genesis Capital Corporation of Nevada -a shell company) (the "Company*') as of September 30,2009, and the related statements of operations, stockholders' (deficit) and cash flows for the year ended September 30,2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Milwaukee Iron Professional Arena Football, MC. as of September 30,2009, and the results of its operations and its cash flows for the year ended September 30,2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company incurred a loss for the current year and has had recurring losses for the years including and prior to September 30, 2008 and has an accumulated deficit of $393,156. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Marlton, New Jersey
December 29, 2009

FRIEDMAN LLP
ACCOUNTANTS AND ADVISORS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Milwaukee Iron Professional Arena Football, MC.
Reddick, Florida

We have audited the accompanying consolidated balance sheet of Milwaukee Iron Professional Arena Football, INC. and subsidiaries (the "Company") as of September 30, 2010 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended September 30, 2010. These consolidated financial statements are the responsibility of the Company's management.

Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Milwaukee Iron Professional Arena Football, INC. and subsidiaries as of September 30, 2010, and the results of its operations and its cash flows for the year ended September 30, 2010, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company incurred a loss for the current year and has had recurring losses for the years including and prior to September 30, 2009 and has an accumulated deficit of $4,244,776. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ FRIEDMAN LLP

East Hanover, New Jersey

January 13, 2011

MILWAUKEE IRON ARENA FOOTBALL, INC.
(FORMERLY GENESIS CAPITAL CORPORATION OF NEVADA)
CONSOLIDATED BALANCE SHEETS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

ASSETS
	2010	2009
CURRENT ASSETS
Cash and cash equivalents	$347	$491
Current assets of discontinued operations	62,282	36,545

	62,629	37,036
OTHER ASSETS
Other assets of discontinued operations	415,172	406,873

TOTAL ASSETS	$477,801	$443,909

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$15,900	$9,900
Officer Loan	15,000	37,452
Current liabilities of discontinued operations	2,049,985	619,285
	2,080,885	666,637
LONG- TERM LIABILITIES

Long term liabilities of discontinued operations	70,000	70,000

TOTAL LIABILITIES	2,150,885	736,637

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock A, $.001 par value; 5,000,000 shares authorized issued and outstanding	5,000	5,000
Preferred stock B, $.001 par value; 5,000,000 shares authorized issued and outstanding	5,000	5,000
Common stock, $.001 par value; 500,000,000 shares authorized 635,901
and 581,262 shares issued and outstanding	636	581
Additional paid-in capital	2,561,056	28,459
Accumulated deficit	(4,244,776)	(331,768)
TOTAL STOCKHOLDERS' (DEFICIT)	(1,673,084)	(292,728)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$477,801	$443,909

The accompanying notes are an integral part of these financial statements.

MILWAUKEE IRON ARENA FOOTBALL, INC.
(FORMERLY GENESIS CAPITAL CORPORATION OF NEVADA)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

	2010	2009

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	136,144	25,304
Credit facility expense - financing agreement	2,380,200	-

Total operating expenses	2,516,344	25,304

LOSS FROM CONTINUING OPERATIONS	(2,516,344)	(25,304)

DISCONTINUED OPERATIONS (NET OF TAXES)
Loss from operations (net of tax of $0)	(1,503,164)	(1,114,446)

NET LOSS	$(4,019,508)	$(1,139,750)

NET LOSS PER BASIC AND DILUTED SHARES
Continuing operations	$(4.13)	$(0.04)
Discontinued operations	(2.47)	(1.92)
Total	$(6.60)	$(1.96)
WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED	609,152	581,262

The accompanying notes are an integral part of these financial statements.

MILWAUKEE IRON ARENA FOOTBALL, INC.
(FORMERLY GENESIS CAPITAL CORPORATION OF NEVADA)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(2,516,344)	$(25,304)

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Issuance stock for services	115,000	-
Issuance stock for a credit facility	2,380,200	-

Changes in assets and liabilities:
Increase (decrease) in liabilities
Increase (decrease) in accounts payable and accrued expenses	6,000	9,900

Total adjustments	2,501,200	9,900

Net cash (used in) continuing activities	(15,144)	(15,404)
Net cash (used in) discontinued operations	(1,320,789)	(649,665)

Net cash (used in) operating activities	(1,335,933)	(665,069)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash (used in) investing activities - continuing	-	-
Net cash (used in) investing activities - discontinued	(56,555)	(57,877)

Net cash (used in) investing activities	(56,555)	(57,877)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from officer loan	15,000	37,452

Net cash provided by (used in) financing activities - continuing	15,000	37,452
Net cash provided by financing activities - discontinued	1,377,344	672,323

Net cash provided by financing activities	1,392,344	709,775

(DECREASE) IN CASH AND CASH EQUIVALENTS	(144)	(13,171)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	491	13,662

CASH AND CASH EQUIVALENTS - END OF YEAR	$347	$491

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid - discontinued	$27,301	$-
Income taxes paid	$-	$-

Non Cash Financing activity:
Issuance of shares to settle debt	$37,452	$-

The accompanying notes are an integral part of these financial statements.

MILWAUKEE IRON ARENA FOOTBALL, INC.
(FORMERLY GENESIS CAPITAL CORPORATION OF NEVADA)
STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

	Preferred Stock		Preferred Stock		Common Stock		Additional
	Series A		Series B				Paid-in
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance, October 1, 2008	5,000,000	5,000	5,000,000	5,000	581,262	581	28,459	280,982	320,022

Proceeds from shareholders								527,000	527,000

Net (Loss) for the year ended September 30, 2009	-	-	-	-	-	-	-	(1,139,750)	(1,139,750)

Balance, September 30, 2009	5,000,000	$5,000	5,000,000	$5,000	581,262	$581	$28,459	$(331,768)	$(292,728)

To record the issuance of 17,687 shares for debt repayment of officers loan.					17,687	18	37,434		37,452

To record the issuance of 1,000 shares for legal fees.					1,000	1	99,999		100,000

To record the issuance of 150 shares for stock transfer agent fees.					150	0	15,000		15,000

To record the issuance of 5,802 shares for credit facility expense.					5,802	6	580,194		580,200

Proceeds from shareholders								106,500	106,500

To record the issuance of 30,000 shares for credit facility expense.					30,000	30	1,799,970		1,800,000

Net (Loss) for the year ended September 30, 2010								(4,019,508)	(4,019,508)

Balance, September 30, 2010	5,000,000	$5,000	5,000,000	$5,000	635,901	$636	$2,561,056	$(4,244,776)	$(1,673,084)

The accompanying notes are an integral part of these financial statements.

MILWAUKEE IRON ARENA FOOTBALL, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

1 - HISTORY AND ORGANIZATION OF THE COMPANY

Milwaukee Iron Professional Arena Football, LLC was formed in November of 2006, in the State of Wisconsin, as a limited liability company, originally named Wisconsin Professional Indoor Football, LLC. The Milwaukee Iron are a professional Arena Football team that played their home games at the Bradley Center, the premier sports and entertainment venue in downtown Milwaukee, Wisconsin, as a member of Arena Football One.

On January 26, 2010 Genesis Capital Corporation of Nevada, a Nevada corporation (“Genesis”), Genesis Capital Acquisition Corp, a wholly owned subsidiary of Genesis (“Genesis Sub”) and the shareholders completed a “reverse acquisition” transaction with Milwaukee Iron Professional Arena Football, LLC, a Wisconsin Limited Liability Company (“MIPAF”) and Wisconsin Professional Arena Football Investment LLC, a Wisconsin Limited Liability Company (“WPAFI”). Pursuant to the Merger Agreement, the Company agreed to acquire 100% of the equity of MIPAF and WPAFI in exchange for the issuance of 580,800 newly issued shares of Genesis common stock.  For accounting purposes, MIPAF is deemed to be the accounting acquirer in the reverse acquisition transaction. Consequently, the assets and liabilities and the historical operations reflected in the financial statements are those of MIPAF and WPAFI and were recorded at the historical cost basis. Prior to the reverse acquisition, Genesis was considered a shell company (with no operating activity) and as such had assets and liabilities of $455 and $50,352 respectively. All recapitalization entries have been appropriately recorded with a resulting elimination of Genesis’ accumulated deficit. As a result of the reverse acquisition Genesis was no longer considered a shell company and has subsequently changed its name to Milwaukee Iron Arena Football Inc. (“Milwaukee Iron” or the “Company”).

Subsequent to the Merger, there were 581,061 shares of Genesis' common stock outstanding, of which approximately 99% are held by the former members of the Company (before adjusting for any conversion or exercise of any Preferred Stock into common stock of Genesis.)

As a means for financing operations, the Company entered into an Investment Agreement/Equity Line of Credit with Kodiak Capital Group, LLC, pursuant to which the Company had the right to “put” to Kodiak up to $15 million in shares of its common stock (i.e., the Company could compel Kodiak to purchase its common stock at a pre-determined formula). On June 23, 2010, the Company and Kodiak agreed to amicably terminate the Investment Agreement and their business relationship and executed a confidential Mutual Release and Termination Agreement to that effect.

On June 30, 2010, the Company entered into negotiations with the previous owner’s of its merger partner whereby the Milwaukee Iron Football team (the “Team”) will be spun out into a new company and the remaining public shell will remain with the old shareholder. As a result of this determination, all results of operations and assets and liabilities associated with the Team have been classified as discontinued operations under GAAP. As of November 23, 2010, Milwaukee Iron Professional Arena Football, LLC was spun off. Refer to Note 2 (“Discontinued Operations”).

MILWAUKEE IRON ARENA FOOTBALL, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

2 – DISCONTINUED OPERATION

Assets and liabilities to be disposed of comprise the following:

	September 30, 2010	September 30, 2009
Cash	$1,197	$21,082
Accounts Receivable	17,317	25
Prepaid Expenses	43,768	15,438

Property, Plant &Equipment - Net	311,420	354,336
Investment in Af2 Operating Co.	103,752	52,537

Total Assets	$477,454	$443,418

Accounts Payable	$584,433	$397,892
Short term loans	904,941	10,073
Loans from related parties	98,976	-
Short term credit line	427,000	150,000
Deferred revenue	34,635	61,320

Notes payable - related parties	70,000	70,000

Total liabilities	$2,119,985	$689,285

The following amounts have been segregated from operations and included in discontinued operations in the consolidated statements of operations:

	For the year ended
	September 30,
	2010	2009

REVENUE	$382,366	$517,411

COST OF SALES	1,256,788	995,384

GROSS PROFIT (LOSS)	(874,422)	(477,973)

OPERATING EXPENSES
Selling, general and administrative	480,684	585,128
Depreciation	48,257	50,585
Total Expenses	528,941	635,713

LOSS BEFORE INTEREST EXPENSE	(1,403,363)	(1,113,686)

OTHER EXPENSE
Interest expense	(99,801)	(760)
	(99,801)	(760)

NET LOSS	$(1,503,164)	$(1,114,446)

MILWAUKEE IRON ARENA FOOTBALL, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

3- GOING CONCERN

Due to the Company's limited amount of committed capital, recurring losses, negative cash flows from operations and its inability to pay outstanding liabilities based on existing recurring cash flows, there is substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, assuming that the Company will continue as a going concern.

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

MILWAUKEE IRON ARENA FOOTBALL, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

IMPAIRMENT AND DISPOSAL OF LONG-LIVED ASSETS

The Company evaluates the carrying value of its long-lived assets under the provisions of FASB ASC 360-10-35, “Subsequent Measurement”. This requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell. No impairments losses were recognized during the year ended September 30, 2010.

INCOME TAXES

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") No. 740 "Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities. Valuation allowances are established against net deferred tax assets when its more likely than not that some portion or all of the deferred tax asset will not be realized.

The Company did not recognize any deferred tax assets or liabilities as of September 30, 2010 or September 30, 2009

	September 30, 2010	September 30, 2009

Deferred tax assets	$1,271,203	$99,530
Deferred tax valuation allowance	(1,271,203)	(99,530)

Net deferred tax assets	$-	$-

Due to the uncertainty of utilizing the approximate $4,237,342 and $331,768 in net operating losses, for the years ended September 30, 2010 and 2009, and recognizing the deferred tax assets, an offsetting valuation allowance has been established. Federal, state and local income tax returns for the years prior to 2005 are no longer subject to examinations by the tax authority.

MARKETING/ ADVERTISING COSTS

Marketing and advertising costs are expensed as incurred. The Company had incurred $56,927 in marketing expenses during the year ended September 30, 2010, as compared to $70,717 for the year ended September 30, 2009, respectively.

5 –FINANCING AGREEMENT

On February 22, 2010, the Company entered into a Confidential Term Sheet with Kodiak Capital, LLC (“Kodiak”) which detailed the general terms and conditions pursuant to which the Company had the right to “put” to Kodiak over a three-year period up to $15 million in shares of its common stock (i.e., we can compel Kodiak to purchase our common stock at a pre-determined formula). Pursuant to the Term Sheet the company paid to Kodiak the $15,000 document preparation fee and issued to it the commitment shares equal to 5,802 restricted shares of common stock. On April 30, 2010 the Company expressed its put right for $1 million and delivered to Kodiak 30,000 shares of its common stock on May 13, 2010, but never received any proceeds. On June 23, 2010, the Company and Kodiak agreed to amicably terminate their business relationship and executed a confidential Mutual Release and Termination Agreement to that effect. As part of such agreement, Kodiak retained all shares it had been issued, valued at $2,380,200 which has been recorded in operating expenses in condensed consolidated statement of operations. The shares were valued based on market price at the time of issuance.

MILWAUKEE IRON ARENA FOOTBALL, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

6 – INVESTMENT IN AF2

The Company has an investment in Arena Football League (AF2) as a part of being a team associated with the League. Each of the 25 arena football teams contributes capital, unrelated to the operating fees also paid, when required to do so by the Board of Directors of AF2. The Company pays 1/25 of the total capital call, and records it as an increase to the Investment in AF2 on the balance sheet. Refer to Note 2 (“Discontinued Operations”).

7 - INTANGIBLE ASSETS

The Company currently owns Franchise Rights to the Milwaukee Iron Professional Arena Football Team. The Company amortizes this right using the straight-line method over a useful life of 7 years. The historical cost of the intangible assets was $250,000. Accumulated amortization totaled $105,921 and $79,135 for the year ended September 30, 2010 and September 30, 2009, respectively. Refer to Note 2 (“Discontinued Operations”).

8 – DEBT OBLIGATIONS

The Company’s credit facilities at the end of the year ended September 30, 2010 and 2009, respectively. Consisting of a revolving line of credit of up to $550,000 and $350,000. At the end of the year ended September 30, 2010 and 2009, respectively. There was a balance of $427,000 and $150,000 outstanding on the revolving line of credit (the “Revolving Loan”). The Revolving Loan bears interest at varying rates that fluctuate based on the prime rate plus one percentage point, with the rate not falling below six percent. The rate defaults to six percent until the lender changes it. The Revolving Loan is due and payable in full on June 28, 2011 and requires monthly interest payments. The Company also has unused letters of credit of $123,000 and $183,000 as of September 30, 2010 and 2009, respectively. The outstanding liability under the credit line has been reclassified to liabilities of discontinued operations.

The company short-term loans of $904,941 and $10,073 represent amounts advanced to the company by investors. These amounts have no specific payment terms and bear no interest. The outstanding liability under the short-term loans has been reclassified to liabilities of discontinued operations. These loans are the obligation of Milwaukee Iron Professional Arena Football, LLC. Refer to Note 2 (“Discontinued Operations”).

	September 30, 2010	September 30, 2009

Short - Term Loans	$904,941	$10,073
Short - Term Line of Credit	427,000	150,000

Total	$1,331,941	$160,073

9 - STOCKHOLDERS’ EQUITY (DEFICIT)

As of September 30, 2010 and 2009, the Company had issued 5,000,000 of its preferred stock series A shares.

As of September 30, 2010 and 2009, the Company had issued 5,000,000 of its preferred stock series B shares.

MILWAUKEE IRON ARENA FOOTBALL, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

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

Shares

Balance as of September 30, 2009	201

Shares issued in recapitalization	581,061

Shares issued as payment for services	1,150

Shares issued as credit facility expense	35,802

Shares issued for repayment of officer loan	17,687

Balance as September 30, 2010	635,901

10- RELATED PARTY TRANSACTIONS

The Company had issued a note payable to a shareholder. The total due as of September 30, 2010 was $51,070. This obligation is due on demand and does not accrue interest.

As of September 30, 2010, the Company owed another shareholder a total of $18,930 for expenses paid on behalf of the company.

Both of these obligations are included in the accompanying financial statements as Loans from related parties and have been reclassified to liabilities of discontinued operations. These are the obligation of Milwaukee Iron Professional Arena Football, LLC. Refer to Note 2 (“Discontinued Operations”).

MILWAUKEE IRON ARENA FOOTBALL, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

11 – COMMITMENTS AND CONTINGENCIES

LETTERS OF CREDITS

The Company was granted two letters of credit in the amounts of $40,000 and $83,000, respectively. These letters of credit expired in November of 2010, subject to automatic renewal unless notified within 45 or 90 days. Each letter of credit, if used, will accrued interest at the Prime Rate plus one percentage point, with a floor rate of six percent. Interest payments will require monthly interest payments, if used.

As of September 30, 2010 and 2009, the unused letters of credit amounted to $123,000 and $183,000.

At the end of year ended September 30, 2010 and 2009, there was a balance of $123,000 and $183,000, respectively, outstanding on the letters of credit, and the unused letters of credit amounted to $123,000 and $183,000 as of September 30, 2010 and 2009, respectively. These are the obligation of Milwaukee Iron Professional Arena Football, LLC. Refer to Note 2 (“Discontinued Operations”).

LEASES

The Company currently has an operating lease agreement with the Center where the team plays its home games. The agreement has terms for a base fee of $8,500 per game (the “Base Fee”) plus an additional fee of $2,500 for each game in which attendance is equal to or greater than 2,500, but less that 5,000 attendees or $5,000 for each game in which attendance is equal to or greater than 5,000 attendees. Additionally, beginning January 1, 2010, the Company will pay an additional fee of $2,000 per game for which the Center must remove or install a curtain system in connection with a team home game. Payments are made to the Center on a per game basis as a deduction by the Center of any game revenue. These are the obligation of Milwaukee Iron Professional Arena Football, LLC. Refer to Note 2 (“Discontinued Operations”).

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

13 – SUBSEQUENT EVENTS

On November 23, 2010, the Company consummated the Unwind Agreement with the previous owner’s of its merger partner whereby the Milwaukee Iron Football team (the “Team”) will be spun out into a new company and the remaining public shell will remain with the old shareholder. As a result of the Unwind Agreement the Company is currently operating as a shell company. No material gain or loss resulted as a result of the spin-off of the Team.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were not effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by our company in the reports we file or submit under the Exchange Act is: (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was not effective as of September 30, 2010. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of September 30, 2010:

  We have difficulty in accounting for complex accounting transactions particularly as it relates to complex equity transactions.
  Documented processes do not exist for several key processes

  Because of the material weaknesses noted above, we have concluded that we did not maintain effective internal control over financial reporting as of September 30, 2010, based on Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by COSO.

  Changes in Internal Control Over Financial Reporting

  As a result of the Unwind Agreement and accompanying spin-off of our operating subsidiary we are now a shell company and have changed our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during our last fiscal quarter such that our sole officer and director is now responsible for all financial reporting requirements.

  ITEM 9B.  OTHER INFORMATION

  None

  PART III

  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

  The following individuals were serving as our executive officers on September 30, 2010:

Name	Age	Position

Richard Astrom	63	CEO, Secretary, Treasurer, Director, CFO

  Richard S. Astrom (63). Mr. Astrom has been an officer and director of the Company since November 1, 2001. From 1995 through June 2007, Mr. Astrom served as President and Chief Executive Officer of National Realty and Mortgage, Inc. He also served as a director of Capital Solutions I, Inc. until December 2007 whereupon he resigned his position in connection with an exchange transaction described in Form 8-K filed with the SEC by Capital Solutions on December 10, 2007. He has been an active real estate broker in Florida since 1969. Mr. Astrom earned a Bachelor’s Degree in Business Administration from the University of Miami.

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

  ITEM 11. EXECUTIVE COMPENSATION

  (a) Compensation.

  The following table sets forth compensation awarded to, earned by or paid to our Chief Executive Officer and the four other most highly compensated executive officers with compensation in excess of $100,000 for the years ended September 30, 2010 and 2009 (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Christopher Astrom,	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0
Richard Astrom, sec/treas, CEO	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0

OUTSTANDING EQUITY AWARDS AT SEPTEMBER 30, 2010
	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Richard Astrom	0	0	0	0	0	0	0	0	0

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

  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

  The following table sets forth certain information regarding the beneficial ownership of Common Stock as of September 30, 2010, for each person, other than directors and executive officers, who is known by us to own beneficially five percent (5%) or more of its outstanding Common Stock.

  Security Ownership of five percent (5%) Shareholders

Security Ownership of five percent (5%) Shareholders
Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
NONE

  Security Ownership of Management

  The following table sets forth certain information regarding the beneficial ownership of Common Stock as of September 30, 2010 for the following: (1) each of our directors and executive officers and (1) our directors and executive officers as a group.

Security Ownership of Management
Title of Class	Name of Beneficial Owner	Amount and nature of Beneficial Ownership(1)(2)	Percent of Class(1)(2)
Common	Richard Astrom	3,011	2%
Preferred	Richard Astrom	10,000,000	100%
directors and executive officers as a group (1)

  (1) All calculations are based on shares outstanding as adjusted for the 1:50 reverse stock split authorized in June 2010.

  (2) Based on an aggregate of 155,892 common shares and 10,000,000 preferred shares outstanding as of September 30, 2010 (post-split) . Each share of series A convertible preferred stock entitles the holder thereof to 25 votes on all matters, the right to convert each share into 25 shares of common stock and a liquidation preference of $1.00 per share. Each share of series B convertible preferred stock entitles the holder thereof to two hundred fifty (250) votes on all matters, the right to convert each share into two hundred fifty (250) shares of common stock and a liquidation preference of $1.00 per share.

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

  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

  Audit Fees

  We were billed $51,800 for the fiscal year ended September 30, 2010 and $23,000 for the fiscal year ended September 30, 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our statutory and regulatory filings.

  Audit Related Fees

  There were $0 in audit related fees for the fiscal year ended September 30, 2010 and $0 in audit related fees for the fiscal year ended September 30, 2009. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

  Tax Fees

  Tax fees were $0 for the fiscal year ended September 30, 2010 and $0 for the fiscal year ended September 30, 2009.

  All Other Fees

  There were no other professional services rendered by our principal accountant during the last two fiscal years that were not included in the above paragraphs.

  Preapproval Policy

  Our Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Friedman LLP as the Company's independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining independence.

  PART IV

  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  (a) Financial Statements and Schedules. The following financial statements and schedules for the Company as of September 30, 2010 are filed as part of this report.

  (1) Financial statements of the Company and its subsidiaries.

  (2) Financial Statement Schedules:

  All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

  (A) EXHIBITS.

  The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

Exhibit No.	Description of Exhibits
3.01	Certificate of Incorporation(1)
3.01(a)	Certificate of Amendment of Certificate of Incorporation dtd Sept. 17, 2001(1)
3.01(b)	Certificate of Designation of Series A Convertible Preferred Stock(1)
3.01(c)	Amended and Restated Series A Convertible Preferred Stock Designation (2)
3.01(d)	Series B Convertible Preferred Stock Designation (2)
3.01(e)	Certificate of Amendment to the Certificate of Incorporation(3)
3.02	By-laws(1)
10.1	Unwind Agreement(4)
21.1	Subsidiaries
23.1	Consent of Certified Public Accountants
31.1	Certification of Chief Executive Officer*
32.1	Certification of principal financial and accounting officer*

  (1) Previously filed on January 19, 2006 with Form 10-SB/A Registration statement.
  (2) Previously filed on February 22, 2007 with Current Report on Form 8-K.
  (3) Previously filed on April 21, 2008 with Information Statement on Schedule 14C.
  (4) Previously filed on December 1, 2010 with Current Report on Form 8-K.
  * Filed herewith

  SIGNATURES

  In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Milwaukee Iron Arena Football, Inc.

  By: /s/ Richard Astrom
   Name: Richard Astrom
  Title: Chief Executive Officer, Director

  Date: January 13, 2011

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

  Milwaukee Iron Arena Football, Inc.

  By: /s/ Richard Astrom
  Name: Richard Astrom
  Title: Chief Financial Officer, Secretary, Director

  Date: January 13, 2011