Form 10-Q
period 2010-12-31
Milwaukee Iron Arena Football, Inc
filed 2011-02-22
CIK 1083383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 2010

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

As of February 15, 2011, there were 155,892 shares of the Registrant's Common Stock outstanding.

MILWAUKEE IRON ARENA FOOTBALL, INC.
For The Quarterly Period Ended December 31, 2010

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

PART I- FINANCIAL INFORMATION

Item 1.     Financial Statements

MILWAUKEE IRON ARENA FOOTBALL, INC.
(FORMERLY GENESIS CAPITAL CORPORATION OF NEVADA)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	DECEMBER 31, 2010	SEPTEMBER 30, 2010
CURRENT ASSETS
Cash and cash equivalents	$371	$347
Current assets of discontinued operations	-	62,282

	371	62,629
OTHER ASSETS
Other assets of discontinued operations	-	415,172

TOTAL ASSETS	$371	$477,801

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$22,600	$15,900
Officer Loan	30,900	15,000
Current liabilities of discontinued operations	-	2,049,985
	53,500	2,080,885
LONG- TERM LIABILITIES

Long term liabilities of discontinued operations	-	70,000

TOTAL LIABILITIES	53,500	2,150,885

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock A, $.001 par value; 5,000,000 shares authorized issued and outstanding	5,000	5,000
Preferred stock B, $.001 par value; 5,000,000 shares authorized issued and outstanding	5,000	5,000
Common stock, $.001 par value; 500,000,000
shares authorized 155,892 and 635,901 shares issued	156	636
Additional paid-in capital	4,511,312	2,561,056
Accumulated deficit	(4,574,597)	(4,244,776)
TOTAL STOCKHOLDERS' (DEFICIT)	(53,129)	(1,673,084)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$371	$477,801

The accompanying notes are an integral part of these condensed consolidated financial statements.

MILWAUKEE IRON ARENA FOOTBALL, INC.

(FORMERLY GENESIS CAPITAL CORPORATION OF NEVADA)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	22,576	3,036
Credit facility expense - financing agreement	-	-

Total operating expenses	22,576	3,036

LOSS FROM CONTINUING OPERATIONS	(22,576)	(3,036)

DISCONTINUED OPERATIONS (NET OF TAXES)
Loss from operations (net of tax of $0)	-	(157,811)

NET LOSS	$(22,576)	$(160,847)

NET LOSS PER BASIC AND DILUTED SHARES
Continuing operations	$(0.05)	$(0.01)
Discontinued operations	-	(0.27)
Total	$(0.05)	$(0.28)
WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED	432,419	581,262

The accompanying notes are an integral part of these condensed consolidated financial statements.

MILWAUKEE IRON ARENA FOOTBALL, INC.
(FORMERLY GENESIS CAPITAL CORPORATION OF NEVADA)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(22,576)	$(3,036)

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Issuance stock for services	-	-
Issuance stock for a credit facility	-	-

Changes in assets and liabilities:
Increase (decrease) in liabilities
Increase (decrease) in accounts payable and accrued expenses	6,700	3,000

Total adjustments	6,700	3,000

Net cash (used in) continuing activities	(15,876)	(36)
Net cash (used in) discontinued operations	-	(56,835)

Net cash (used in) operating activities	(15,876)	(56,871)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash (used in) investing activities - continuing	-	-
Net cash (used in) investing activities - discontinued	-	(35,715)

Net cash (used in) investing activities	-	(35,715)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from officer loan	15,900	-

Net cash provided by (used in) financing activities - continuing	15,900	-
Net cash provided by financing activities - discontinued		92,550

Net cash provided by financing activities	15,900	92,550

(DECREASE) IN CASH AND CASH EQUIVALENTS	24	(36)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	347	491

CASH AND CASH EQUIVALENTS - END OF YEAR	$371	$455

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non Cash Discountinued operations	$(1,642,531)	$-
Cancellation of Common shares	$307,725	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

1 - HISTORY AND ORGANIZATION OF THE COMPANY

The condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual condensed unaudited statements and notes. Certain information and footnote disclosures normally included in condensed unaudited financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed unaudited financial statements be read in conjunction with the September 30, 2010 audited financial statements and the accompanying notes thereto.

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the condensed operations, changes in stockholders’ equity (deficit), and cash flows for the periods presented.

Milwaukee Iron Arena Football Inc., formerly known as Genesis Capital Corporation of Nevada (the “Company”), was incorporated in the State of Colorado in 1983. The Company has a total of 500,000,000 authorized common shares at December 31, 2010, par value $.001, with 155,892 shares issued and outstanding at December 31, 2010 and 10,000,000 shares authorized preferred stock, par value $.001, with 10,000,000 shares issued and outstanding as of December 31, 2010.

On January 26, 2010, the Company consummated a merger with Milwaukee Iron Professional Arena Football, LLC and Wisconsin Professional Arena Football Investment LLC as previously disclosed in the Company’s Current Report on Form 8-K filed on February 2, 2010, as subsequently amended on February 16 and February 18, 2010 (the “Merger”). Upon the closing of the Merger, the Company amended its articles of incorporation to change its name to Milwaukee Iron Arena Football, Inc. and amended the articles of incorporation of its former wholly-owned subsidiary to change its name to Milwaukee Iron Arena Football Club, Inc. Prior to the consummation of the Merger, the Company was a non-operating shell company with no revenue and minimal assets. After the Merger, the Company was no longer a shell company and its business operations consisted of those of the Milwaukee Iron arena football team; a member team (the “Team”) of the Arena Football One, a professional arena football league.

Because efforts to fund and develop the Team were not successful, the Company determined that in the interest of its stockholders, it would be advantageous for all parties to unwind the Merger, dispose of the Team, restore the Company’s operations to that of a shell company and seek an operating business.

Accordingly, on November 23, 2010 (as previously disclosed in its Form 8-K filed on December 1, 2010), the Company, Milwaukee Iron Arena Football Club, Inc. (the “Iron Sub”), Andrew Vallozzi III, Richard Astrom, certain individuals listed in the Unwind Agreement as Members and Bradley David LaCombe, Gary Miller, Michael Carpenter, Michael Whitely and Todd D. Hansen ( jointly and severally, the “Guarantors”) entered into an Unwind Agreement (the “Unwind Agreement”) whereby the parties mutually agreed to unwind (the “Unwind”) the Merger.

Pursuant to the Unwind Agreement, all of the Members surrendered to the Company all of their shares and rights in the Company and the Company conveyed to the Members all of its shares, rights and ownership interest in Iron Sub, a wholly-owned subsidiary of the Company, such that immediately following the Unwind, the Company had fewer shares issued and outstanding and the Members owned all the capital stock of Iron Sub and none of the Members or their assigns shall own any interest in the Company, its affiliates or its properties. In addition, the Company shall receive $40,000 as reimbursement for certain expenses, the payment of which shall be personally guaranteed by the Guarantors as evidenced by those certain Promissory Notes/Personal Guarantees attached as exhibits to the Unwind Agreement.

As a result of the Unwind, the Company became a shell corporation whose business strategy again is to enter into a reverse merger with an operating business or develop an operating business through internal growth and/or targeted acquisitions of specific businesses.

2 – DISCOUNTINUED OPERATION

Assets and liabilities to be disposed of comprise the following:

	December 31, 2010	September 30, 2010

Cash	$-	$1,197
Accounts Receivable	-	17,317
Prepaid Expenses		43,768
	-
PP&E - Net	-	311,420
Investment in Af2 Operating Co.	-	103,752

Total Assets	$-	$477,454

Accounts Payable	$-	$584,433
Short term loans	-	904,941
Loans from related parties	-	98,976
Short term credit line	-	427,000
Deferred revenue	-	34,635

Notes payable - related parties	-	70,000

Total liabilities	$-	$2,119,985

The following amounts have been segregated from operations and included in discontinued operations in the consolidated statements of operations:

	For the three months ended
	December 31,
	2010	2009

REVENUE	$-	$49,645

COST OF SALES	-	107,363

GROSS PROFIT (LOSS)	-	(57,718)

OPERATING EXPENSES
Selling, general and administrative	-	82,720
Depreciation	-	16,086
Total Expenses	-	98,806

LOSS BEFORE OTHER EXPENSE	-	(156,524)

OTHER EXPENSE
Interest expense	-	(1,287.00)
	-	(1,287.00)

NET LOSS	$-	$(157,811)

3- GOING CONCERN

Due to the Company’s limited amount of committed capital, recurring losses, negative cash flows from operations and it’s inability to pay outstanding liabilities based on existing recurring cash flows, there is substantial doubt about our ability to continue as a going concern. The Company condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, assuming that it will continue as a going concern.

4- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

USE OF ESTIMATES

The preparation of condensed consolidated financial statements in accordance with United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

BASIS OF ACCOUNTING

The Company’s financial statements are prepared using the accrual method of accounting. In 2009, revenue was recognized when earned. All weighted average calculations have been adjusted to account for the stock splits.

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

IMPAIRMENT AND DISPOSAL OF LONG-LIVED ASSETS

The Company evaluates the carrying value of its long-lived assets under the provisions of FASB ASC 360-10-35, “Subsequent Measurement”. This requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell. No impairments losses were recognized during the three months ended December 31, 2009 and the year ended September 30, 2010.

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

The Company did not recognize any deferred tax assets as of December 31, 2010 or September 30, 2010:

	December 31, 2010	September 30, 2010

Deferred tax assets	$1,372,379	$1,273,433
Deferred tax valuation allowance	(1,372,379)	(1,273,433)

Net deferred tax assets	$-	$-

Due to the uncertainty of utilizing the approximate $4,574,597 and $4,244,776 in net operating losses, for the period ended December 31, 2010 and the year ended September 30, 2010, and recognizing the deferred tax assets, an offsetting valuation allowance has been established.

5 - LOANS PAYABLE - OFFICERS

This represents amounts advanced to The Company to pay for recurring operating expense. The advances have no specific payment terms and are due on demand. No interest has been recorded on these amounts, due to the relative short-term repayments on them.

6 – DEBT OBLIGATIONS

The Company’s credit facilities for the three months ended December 31, 2010 and the year ended September 30, 2010 consisted of a revolving line of credit of up to $0 and $550,000. There was a balance of $0 and $427,000 outstanding on the revolving line of credit (the “Revolving Loan”). The Revolving Loan bears interest at varying rates that fluctuate based on the prime rate plus one percentage point, with the rate not falling below six percent. The rate defaults to six percent until the lender changes it. The Revolving Loan is due and payable in full on June 28, 2011 and requires monthly interest payments. The Company also has unused letters of credit of $0 and $123,000 as of December 31, 2010 and September 30, 2010, respectively. The outstanding liability under the credit line has been reclassified to liabilities of discontinued operations and have been assumed by Milwaukee Iron Professional Arena Football, LLC. Refer to Note 2 (“Discontinued Operations”).

The Company’s short-term loans of $0 and $904,941 represent amounts advanced to the Company by investors. These amounts have no specific payment terms and bear no interest. The outstanding liability under the short-term loans has been reclassified to current liabilities of discontinued operations as of September 30, 2010. These were assumed by Milwaukee Iron Professional Arena Football, LLC. Refer to Note 2 (“Discontinued Operations”).

	December 31, 2010	September 30, 2010

Short - Term Loans	$-	$904,941
Short - Term Line of Credit	-	427,000

Total	$-	$1,331,941

7 - STOCKHOLDERS’ DEFICIT

As of December 31, 2010 and September 30, 2010, the Company had issued 5,000,000 of its preferred stock series A shares.

As of December 31, 2010 and September 30, 2010, the Company had issued 5,000,000 of its preferred stock series B shares.

On January 26, 2010, the Company consummated a merger with Milwaukee Iron Professional Arena Football, LLC and Wisconsin Professional Arena Football Investment LLC as previously disclosed in the Company’s Current Report on Form 8-K filed on February 2, 2010, as subsequently amended on February 16 and February 18, 2010 (the “Merger”). Upon the closing of the Merger, the Company amended its articles of incorporation to change its name to Milwaukee Iron Arena Football, Inc. and amended the articles of incorporation of its former wholly-owned subsidiary to change its name to Milwaukee Iron Arena Football Club, Inc. Prior to the consummation of the Merger, the Company was a non-operating shell company with no revenue and minimal assets. After the Merger, the Company was no longer a shell company and its business operations consisted of those of the Milwaukee Iron arena football team; a member team (the “Team”) of the Arena Football One, a professional arena football league.

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

On November 23, 2010, the Company entered into the Unwind Agreement (as previously disclosed in its Current Report on Form 8-K filed on December 1, 2010) in which the parties thereto mutually agreed to Unwind the Merger and spin-off the Team into a new company. As a result of the Unwind, the Company became a shell corporation. Pursuant to the Unwind Agreement, the members associated with the team surrendered their shares and rights to the Company of 408,009 common shares. Refer to Note 1 (“History And Organization Of The Company”).

8 - RELATED PARTY TRANSACTIONS

The Company had issued a note payable to a member. The total due as of December 31, 2010 and September 30, 2010 was $0 and $51,070. This obligation is due on demand and does not accrue interest.

As of December 31, 2010 and September 30, 2010, the Company owed another member a total of $0 and $18,930 for expenses paid on behalf of the company. Both of these obligations are included in the accompanying financial statements as Loans from related parties and have been reclassified to liabilities of discontinued operations. These were assumed by Milwaukee Iron Professional Arena Football, LLC. Refer to Note 2 (“Discontinued Operations”).

9- LEGAL PROCEEDINGS

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

General

Milwaukee Iron Arena Football Inc., formerly known as Genesis Capital Corporation of Nevada (the “Company” or “we” or “us” or “our”), was incorporated in the State of Colorado in 1983, under the name Bugs, Inc., for the purpose of using microbial and other agents, including metallurgy, to enhance oil and natural gas production and to facilitate the recovery of certain metals. Except as described below, for the past several years, we have had no revenue and have been a shell company.

On January 26, 2010, we consummated a merger with Milwaukee Iron Professional Arena Football, LLC and Wisconsin Professional Arena Football Investment LLC (collectively, along with their equity owners, the “Merger Partner”) as previously disclosed in our Current Report on Form 8-K filed on February 2, 2010, as subsequently amended on February 16 and February 18, 2010 (the “Merger”). Upon the closing of the Merger, we amended our articles of incorporation to change our name to Milwaukee Iron Arena Football, Inc. and amended the articles of incorporation of our wholly owned subsidiary to change its name to Milwaukee Iron Arena Football Club, Inc. Prior to the consummation of the Merger, we were a non-operating shell company with no revenue and minimal assets. After the Merger, we were no longer a shell company and our business operations consisted of those of the Milwaukee Iron arena football team; a member team (the “Team”) of the Arena Football One, a professional arena football league.

Because efforts to fund and develop the Team had not been successful, we determined that in the interest of our stockholders, it would be advantageous for all parties to unwind the Merger, dispose of the Team and restore our operations to that of a shell company seeking an operating business.

Accordingly, on November 23, 2010 (as previously disclosed in our Current Report on Form 8-K filed on December 1, 2010), we entered into an Unwind Agreement whereby the parties thereto mutually agreed to unwind (the “Unwind”) the Merger.

As a result of the Unwind, we once again became a “shell company” as that term is defined under Federal securities laws. We intend to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. Our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages that we may offer. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because we have nominal assets and limited financial resources.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2010
COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2009

Revenues

Revenues for the three months ended December 31, 2010 were $0.00 compared to $0.00 for the three months ended December 31, 2009. No revenue was reported for the above periods due to our decision to unwind the Merger (as discussed above) and the resulting classification of operations, assets and liabilities associated with the Team as discontinued operations under GAAP. See Notes 1 and 2 to the financial statements for more information regarding the discontinued operations.

Cost of Sales

Cost of sales for the three months ended December 31, 2010 were $0.00 compared to $0.00 for the three months ended December 31, 2009 due to the lack of revenue and our decision to unwind the Merger (as discussed above) and the resulting classification of operations, assets and liabilities associated with the Team as discontinued operations under GAAP. See Notes 1 and 2 to the financial statements for more information regarding the discontinued operations..

Operating Expenses

Operating expenses for the three months ended December 31, 2010 were $22,576 compared to $3,036 for the three months ended December 31, 2009. Operating expenses increased primarily due to professional fee expenses associated with the audit and negotiation and consummation of the Unwind.

Interest Expense

Interest expense for the three months ended December 31, 2010 was $0.00 compared to $0.00 for the three months ended December 31, 2009.

Loss From Continuing Operations

We had an operating loss from continuing operations of $22,576 for the three month period ended December 31, 2010 as compared to a loss from continuing operations of $3036 for the three month period ended December 31, 2009, due to the increase in operating expenses as described above.

Loss From Discontinued Operations

We had a loss related to discontinued operations of zero for the three month period ended December 31, 2010 as compared to a loss related to discontinued operations of $157,811 for the three month period ended December 31, 2009. See Notes 1 and 2 for more information regarding the discontinued operations.

Net Loss Applicable To Common Stock

Net loss applicable to common stock for the three months ended December 31, 2010 was $22,576 compared to $160,847 for the three months ended December 31, 2009. The decrease in net loss is a result of the increase in operating expenses and the loss from discontinued operations described above.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2010 we had: (i) total assets of $371, consisting of cash and cash equivalents, (ii) total liabilities of $53,500, consisting of accounts payable ($22,600) and officers loan ($30,900), (iii) a working capital deficit of $53,129 and (iv) an accumulated deficit of $4,574,597.

As of December 31, 2010 we owe our officer $30,900, which represents amounts advanced to, or on behalf of, the Company. This debt has no specific re-payment terms and is due on demand.

Since the Unwind of the Merger, we have had no source of revenues from which to pay our operating expenses. We have obtained working capital from related party debt, and will require additional capital from the sale of our securities, debt and/or from other sources in order to pay our current obligations. There can be no assurance that we will be successful in these efforts.

Net cash used in operating activities for the three months ended December 31, 2010 was $15,876, which included an increase in accounts payable and accrued expenses of $6700; compared to net cash used in operating activities of $56,871 for the three months ended December 31, 2009, which included an increase in accounts payable and accrued expenses of $3000 and net cash from discontinued operations of $56,835.

Net cash used in investing activities for the three months ended December 31, 2010 was zero compared to net cash used in investing activities of $35,715, due to discontinued operations.

Net cash provided by financing activities for the three months ended December 31, 2010 was $15,900 compared to net cash provided by financing activities of $92,500.

Cash Requirements

At December 31, 2010 we had an accumulated deficit of $4,574,597. The report from our independent registered public accounting firm on our audited financial statements at September 30, 2010 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern. As discussed earlier in this report, we are seeking to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. We cannot predict when, if ever, we will be successful in this venture and, accordingly, we may be required to cease operations at any time. We do not have sufficient working capital to pay our operating costs for the next 12 months and we will require additional funds to pay our legal, accounting and other fees associated with our company and its filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. We have no commitments from any party to provide such funds to us. If we are unable to obtain additional capital as necessary until such time as we are able to conclude a business combination, we will be unable to satisfy our obligations and otherwise continue to meet our reporting obligations under federal securities laws. In that event, our stock would no longer be quoted on the OTC Bulletin Board and our ability to consummate a business combination with upon terms and conditions which would be beneficial to our existing stockholders would be adversely affected.

We currently plan to satisfy our cash requirements for the next 12 months by borrowing directly from our officers and directors and we believe we can satisfy our cash requirements so long as we are able to obtain financing from these parties. We currently expect that money borrowed will be used during the next 12 months to satisfy our operating costs, professional fees and for general corporate purposes. We have also been exploring alternative financing sources.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is: (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2010. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

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

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds.

Item 3. Defaults Upon Senior Securities

none

Item 4. (Removed and Reserved).

Item 5.Other Information

none

Item 6. Exhibits

EXHIBIT NUMBER	DESCRIPTION

31	Certification of Chief Executive Officer and Principal Accouting Officer pursuant to Sarbanes-Oxley Section 302

32	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Sarbanes-Oxley Section 906

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By: /s/ RICHARD ASTROM
 Name: Richard Astrom
Title: Chief Executive Officer, Principal Accounting Officer, President, Director
Date: February 22, 2011