Form 10-Q
period 2011-03-31
Milwaukee Iron Arena Football, Inc
filed 2011-05-23
CIK 1083383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

--------------------------------
FORM 10-Q
--------------------------------
(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2011

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

As of May 23, 2011, there were 155,892 shares of the Registrant's Common Stock outstanding.

MILWAUKEE IRON ARENA FOOTBALL, INC.
For The Quarterly Period Ended March 31, 2011

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

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MILWAUKEE IRON ARENA FOOTBALL, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2011	September 30, 2010
	(Unaudited)
CURRENT ASSETS
Cash	$371	$347
Current assets of discontinued operations	-	62,282
TOTAL CURRENT ASSETS	371	62,629

OTHER ASSETS
Other assets of discontinued operations	-	415,172

TOTAL ASSETS	$371	$477,801

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$-	$15,900
Officer Loan	53,500	15,000
Current liabilities of discontinued operations	-	2,049,985
TOTAL CURRENT LIABILITIES	53,500	2,080,885

LONG- TERM LIABILITIES

Long term liabilities of discontinued operations	-	70,000

TOTAL LIABILITIES	53,500	2,150,885

STOCKHOLDERS' DEFICIT
Preferred stock A, $0.001 par value; 5,000,000 shares authorized issued and outstanding	5,000	5,000
Preferred stock B, $0.001 par value; 5,000,000 shares authorized issued and outstanding	5,000	5,000
Common stock, $0.001 par value; 500,000,000 shares authorized;
155,892 and 635,901 shares issued and outstanding	156	636
Additional paid-in capital	4,511,312	2,561,056
Accumulated deficit	(4,574,597)	(4,244,776)
TOTAL STOCKHOLDERS' DEFICIT	(53,129)	(1,673,084)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$371	$477,801

MILWAUKEE IRON ARENA FOOTBALL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010

General and administrative expenses	$-	$133,036	$22,576	$136,072

Total operating expenses	-	133,036	22,576	136,072

LOSS FROM CONTINUING OPERATIONS	-	(133,036)	(22,576)	(136,072)

DISCONTINUED OPERATIONS (NET OF TAXES)
Loss from operations (net of tax of $0)	-	(418,016)	-	(575,827)

NET LOSS	$-	$(551,052)	$(22,576)	$(711,899)

NET LOSS PER BASIC AND DILUTED SHARES
Continuing operations	$-	$(0.22)	$(0.08)	$(0.23)
Discontinued operations	$-	$(0.70)	$-	$(0.98)
Total	$-	$(0.92)	$(0.08)	$(1.21)
WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED	155,892	596,940	296,447	589,015

MILWAUKEE IRON ARENA FOOTBALL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(22,576)	$(136,072)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Issuance stock for services	-	115,000
Changes in assets and liabilities:
Decrease in accounts payable and accrued expenses	(15,900)	6,000

Net cash used in continuing activities	(38,476)	(15,072)

Net cash used in discontinued operations	-	(388,888)

Net cash used in operating activities	(38,476)	(403,960)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities - discontinued	-	(40,612)
Net cash used in investing activities	-	(40,612)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from officer loan	38,500	15,000
Net cash provided by financing activities - continuing	38,500	15,000

Net cash provided by financing activities - discontinued		429,500

Net cash provided by financing activities	38,500	444,500

NET INCREASE (DECREASE) IN CASH	24	(72)

CASH - BEGINNING OF PERIOD	347	491

CASH - END OF PERIOD	$371	$419

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:

Discountinued operations	$1,642,531	$-
Cancellation of shares associated with reverse recapitalization	$307,725	$-

MILWAUKEE IRON ARENA FOOTBALL, INC.
NOTES TO FINANCIAL STATEMENT
(UNAUDITED)

Note 1 Basis of Presentation, Nature of Operations and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information.

The financial information as of September 30, 2010 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.  The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Plan of Operations for the year ended September 30, 2010.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three and six months ended March 31, 2011 are not necessarily indicative of results for the full fiscal year.

Nature of Operations

Milwaukee Iron Arena Football Inc. (the “Company”) was incorporated in the State of Colorado in 1983.

On January 26, 2010, the Company consummated a merger with Milwaukee Iron Professional Arena Football, LLC and Wisconsin Professional Arena Football Investment LLC (the “Merger”). Prior to the consummation of the Merger, the Company was a non-operating shell company with no revenue and minimal assets. After the Merger, the Company was no longer a shell company and its business operations consisted of those of the Milwaukee Iron arena football team; a member team (the “Team”) of the Arena Football One, a professional arena football league.

Efforts to fund and develop the Team were not successful, and the parties determined it would be advantageous to unwind the Merger. Accordingly, on November 23, 2010, both entities entered into an Unwind Agreement (the “Unwind Agreement”).

The Unwind Agreement required the parties to return and cancel the shares associated with the transaction. In addition, the Company shall receive $40,000 as reimbursement for expenses incurred in connection with the unwinding.

Because of the Unwind, the Company became a shell corporation whose business strategy again is to enter into a reverse merger with an operating business or develop an operating business through targeted acquisitions of specific businesses.

Risks and Uncertainties

The Company's operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential risk of business failure.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future non confirming events. Accordingly, the actual results could differ significantly from estimates.

Principles of Consolidation and Elimination Due to Unwinding of Merger

All significant inter-company accounts and transactions had been eliminated in consolidation through November 23, 2010. The Company had consolidated its results of operations and cash flows for the period October 1, 2010 through November 23, 2010, which was the period of time both entities had co-existed during fiscal year 2011, however, from November 24, 2010, the Company has reported as a single entity due to the unwinding.

Fair Value of Financial Instruments

The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
•
Level 2: Inputs reflect: quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•
Level 3: Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The Company's financial instruments consisted primarily of cash, accounts payable, and notes payable – related party. The carrying amounts of the Company's financial instruments generally approximate their fair values as of March 31, 2011 and September 30, 2010, respectively, due to the short-term nature of these instruments.

Discontinued Operations

Components of the football operations have been disposed of and are reported as discontinued operations. The assets and liabilities have been reclassified as discontinued operations in the balance sheet for the year ended September 30, 2010 and the results of operations for the current period and prior year are reported as discontinued operations.

Earnings per Share

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during each period. Diluted loss per common share is calculated by dividing net loss, adjusted on an “as if converted” basis, by the weighted-average number of actual shares outstanding and, when dilutive, the share equivalents that would arise from the assumed conversion of convertible instruments.  The effect of potentially dilutive stock options and warrants is calculated using the treasury stock method.  The Company has no common stock equivalents issued or outstanding for March 31, 2011 and September 30, 2010.

Recent Accounting Pronouncements

There are no new accounting pronouncements that have any impact on the Company’s financial statements.

Note 2 Going Concern

As reflected in the accompanying financial statements, the Company had a net loss of $22,576 and net cash used in operations of $38,476 for the period ended March 31, 2011; and a working capital deficit and stockholders’ deficit of $53,129 at March 31, 2011.

The ability of the Company to continue as a going concern is dependent on its ability to obtain debt or equity based financing and upon future commencement of operations from the development of its planned business.

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 Discontinued Operations

Assets and liabilities to be disposed of comprise the following:

	March 31, 2011	September 30, 2010
	(Unaudited)

Cash	$-	$1,197
Accounts Receivable	-	17,317
Prepaid Expenses	-	43,768

PP&E - Net	-	311,420
Investment in Af2 Operating Co.	-	103,752

Total Assets	$-	$477,454

Accounts Payable	$-	$584,433
Short term loans	-	904,941
Loans from related parties	-	98,976
Short term credit line	-	427,000
Deferred revenue	-	34,635

Notes payable - related parties	-	70,000

Total liabilities	$-	$2,119,985

The following amounts have been segregated from operations and included in discontinued operations in the consolidated statements of operations:

	Six Months Ended March 31,
	2011	2010

REVENUE	$-	$595,476

COST OF SALES		743,478

GROSS PROFIT (LOSS)	$-	$(148,002)

OPERATING EXPENSES
Selling, general and administrative	-	322,390
Depreciation	-	32,171
Total Expenses	-	354,561

LOSS BEFORE OTHER EXPENSES		(502,563)

OTHER EXPENSE
Interest expense	-	(73,264)

NET LOSS	$-	$(575,827)

Note 4 Debt – Related Party

On December 31, 2010, the Company received advances of $15,900 from its Chief Executive Officer.  The advances were non-interest bearing, unsecured, and due on demand.

On March 31, 2011, the Company received advances of $22,600 from its Chief Executive Officer.  The advances were non-interest bearing, unsecured, and due on demand.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2011
COMPARED TO THREE MONTHS ENDED MARCH 31, 2010

Revenues

 Revenues for the three months ended March 31, 2011 were $0.00 compared to $0.00 for the three months ended March 31, 2010.  No revenue was reported for the above periods due to our decision to unwind the Merger (as discussed above) and the resulting classification of operations, assets and liabilities associated with the Team as discontinued operations under GAAP.  See Notes 1 and 3 to the financial statements for more information regarding the discontinued operations.

Operating Expenses

Operating expenses for the three months ended March 31, 2011 were $0 compared to $133,036 for the three months ended March 31, 2010.  Operating expenses decreased primarily due to the consummation of the Unwind and our lack of operations.

Loss From Continuing Operations

We had an operating loss from continuing operations of $0 for the three month period ended March 31, 2011 as compared to a loss from continuing operations of $133,036 for the three month period ended March 31, 2010.

Loss From Discontinued Operations

We had a loss related to discontinued operations of zero for the three month period ended March 31, 2011 as compared to a loss related to discontinued operations of $418,016 for the three month period ended March 31, 2010.  See Notes 1 and 3 for more information regarding the discontinued operations.

SIX MONTHS ENDED MARCH 31, 2011
COMPARED TO SIX MONTHS ENDED MARCH 31, 2010

Revenues

 Revenues for the six months ended March 31, 2011 were $0.00 compared to $0.00 for the six months ended March 31, 2010.  No revenue was reported for the above periods due to our decision to unwind the Merger (as discussed above) and the resulting classification of operations, assets and liabilities associated with the Team as discontinued operations under GAAP.  See Notes 1 and 3 to the financial statements for more information regarding the discontinued operations.

Operating Expenses

Operating expenses for the six months ended March 31, 2011 were $22,576 compared to $136,072 for the six months ended March 31, 2010.  Operating expenses decreased primarily due to the consummation of the Unwind and our lack of operations.

Loss From Continuing Operations

We had an operating loss from continuing operations of $22,576 for the six month period ended March 31, 2011 as compared to a loss from continuing operations of $$136,072 for the six month period ended March 31, 2010.

Loss From Discontinued Operations

We had a loss related to discontinued operations of zero for the six month period ended March 31, 2011 as compared to a loss related to discontinued operations of $575,827 for the six month period ended March 31, 2010.  See Notes 1 and 3 for more information regarding the discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2011 we had: (i) total assets of $371, consisting of cash, (ii) total liabilities of $53,500, comprised of an officer loan (iii) a working capital deficit of $53,129 and (iv) an accumulated deficit of $4,574,597.

As of March 31, 2011 we owe our officer $53,500, which represents amounts advanced to, or on behalf of, the Company.  This debt has no specific re-payment terms and is due on demand.

Since the Unwind of the Merger, we have had no source of revenues from which to pay our operating expenses.  We have obtained working capital from related party debt, and will require additional capital from the sale of our securities, debt and/or from other sources in order to pay our current obligations. There can be no assurance that we will be successful in these efforts.

Net cash used in operating activities for the six months ended March 31, 2011 was $38,476, which included a decrease in accounts payable and accrued expenses of $15,900; compared to net cash used in operating activities of $403,960 for the six months ended March 31, 2010, which included net cash from discontinued operations of $388,888.

Net cash used in investing activities for the six months ended March 31, 2011 was zero compared to net cash used in investing activities for the six months ended March 31, 2010 of $40,612 due to discontinued operations.

Net cash provided by financing activities for the six months ended March 31, 2011 was $38,500 compared to net cash provided by financing activities for the six months ended March 31, 2010 of $444,500.

Cash Requirements

At March 31, 2011 we had an accumulated deficit of $4,574,597. The report from our independent registered public accounting firm on our audited financial statements at September 30, 2010 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern. As discussed earlier in this report, we are seeking to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities.  We cannot predict when, if ever, we will be successful in this venture and, accordingly, we may be required to cease operations at any time.  We do not have sufficient working capital to pay our operating costs for the next 12 months and we will require additional funds to pay our legal, accounting and other fees associated with our company and its filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business.  We have no commitments from any party to provide such funds to us.  If we are unable to obtain additional capital as necessary until such time as we are able to conclude a business combination, we will be unable to satisfy our obligations and otherwise continue to meet our reporting obligations under federal securities laws.  In that event, our stock would no longer be quoted on the OTC Bulletin Board and our ability to consummate a business combination with upon terms and conditions which would be beneficial to our existing stockholders would be adversely affected.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2011.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

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

	By:	/s/ RICHARD ASTROM
Date: May 23, 2011		Name: Richard Astrom
Title: Chief Executive Officer, Principal Accounting Officer, President, Director