Form 10-Q
period 2011-06-30
Milwaukee Iron Arena Football, Inc
filed 2011-08-22
CIK 1083383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2011

[     ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period from __________ To __________

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

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act).   Yes [X]   No [   ]

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

As of August 14, 2011, there were 155,892 shares of the Registrant's Common Stock outstanding.

MILWAUKEE IRON ARENA FOOTBALL, INC.
For The Quarterly Period Ended June 30, 2011

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MILWAUKEE IRON ARENA FOOTBALL, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2011	September 30, 2010
	(Unaudited)
CURRENT ASSETS
Cash	$359	$347
Current assets of discontinued operations	-	62,282
TOTAL CURRENT ASSETS	359	62,629

OTHER ASSETS
Other assets of discontinued operations	-	415,172

TOTAL ASSETS	$359	477,801

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$3,500	15,900
Officer Loan	53,500	15,000
Current liabilities of discontinued operations	-	2,049,985
TOTAL CURRENT LIABILITIES	57,000	2,080,885

LONG-TERM LIABILITIES

Long term liabilities of discontinued operations	-	70,000

TOTAL LIABILITIES	57,000	2,150,885

STOCKHOLDERS' DEFICIT
Preferred stock A, $0.001 par value; 5,000,000 shares authorized issued and outstanding	5,000	5,000
Preferred stock B, $0.001 par value; 5,000,000 shares authorized issued and outstanding	5,000	5,000
Common stock, $0.001 par value; 500,000,000 shares authorized;
155,892 and 635,901 shares issued and outstanding	156	636
Additional paid-in capital	4,551,312	2,561,056
Accumulated deficit	(4,618,109)	(4,244,776)
TOTAL STOCKHOLDERS' DEFICIT	(56,641)	(1,673,084)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$359	$477,801

The accompanying notes are an integral part of these condensed consolidated financial statements

MILWAUKEE IRON ARENA FOOTBALL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010

General and administrative expenses	$3,512	$36	$26,088	$136,108
Credit facility expense - financing agreement	-	2,380,200	-	2,380,200

Total operating expenses	3,512	2,380,236	26,088	2,516,308

LOSS FROM CONTINUING OPERATIONS	(3,512)	(2,380,236)	(26,088)	(2,516,308)

DISCONTINUED OPERATIONS (NET OF TAXES)
Loss from operations (net of tax of $0)	-	(550,604)	-	(1,126,430)

NET LOSS	$(3,512)	$(2,930,840)	$(26,088)	$(3,642,738)

Less: dividend due to unwind agreement	(40,000)	-	(40,000)	-

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(43,512)	$(2,930,840)	$(66,088)	$(3,642,738)

NET LOSS PER BASIC AND DILUTED SHARES
Continuing operations	$(0.28)	$(3.83)	$(0.26)	$(4.19)
Discontinued operations	$-	$(0.89)	$-	$(1.88)
Total	$(0.28)	$(4.71)	$(0.26)	$(6.07)
WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED	155,892	622,123	249,423	599,877

The accompanying notes are an integral part of these condensed consolidated financial statements.

MILWAUKEE IRON ARENA FOOTBALL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(26,088)	$(2,516,308)

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Issuance stock for services	-	115,000
Issuance stock for a credit facility	-	2,380,200

Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	(12,400)	6,000

Total adjustments	(12,400)	2,501,200

Net cash (used in) continuing activities	(38,488)	(15,108)
Net cash (used in) discontinued operations	-	(844,429)

Net cash (used in) operating activities	(38,488)	(859,537)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash (used in) investing activities - discontinued	-	(41,032)
Net cash (used in) investing activities	-	(41,032)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from officer loan	38,500	15,000

Net cash provided by (used in) financing activities - continuing	38,500	15,000
Net cash provided by financing activities - discontinued		885,461

Net cash provided by financing activities	38,500	900,461

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12	(108)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	347	491

CASH AND CASH EQUIVALENTS - END OF YEAR	$359	$383

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Discountinued operations	$1,642,531	$-

Cancellation of shares associated with reverse recapitalization	$307,725	$-

Dividend due to unwind agreement	$40,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

Milwaukee Iron Professional Arena Football, Inc.
Notes to Financial Statements
June 30, 2011
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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three and nine months ended June 30, 2011are not necessarily indicative of results for the full fiscal year.

Nature of Operations

Milwaukee Iron Arena Football Inc., (the “Company”), was incorporated in the State of Colorado in 1983.

On January 26, 2010, the Company consummated a merger with Milwaukee Iron Professional Arena Football, LLC and Wisconsin Professional Arena Football Investment LLC (the “Merger”). Prior to the consummation of the Merger, the Company was a non-operating shell company with no revenue and minimal assets. After the Merger, the Company’s operations consisted of those of the Milwaukee Iron arena football team; a member team (the “Team”) of the Arena Football One, a professional arena football league.

Because efforts to fund and develop the Team were not successful, it was determined that in the interest of all parties, the merger should be unwound, the Team disposed of, the Company’s operations restored to that of a shell company and operating business be sought.

Milwaukee Iron Professional Arena Football, Inc.
Notes to Financial Statements
June 30, 2011
(Unaudited)

Accordingly, on November 23, 2010, the parties entered into an Unwind Agreement (the “Agreement”)

The Unwind Agreement required both entities to return and cancel the shares associated with the transaction. Under the terms of the Agreement, the Company received $40,000 as reimbursement for expenses incurred in connection with the unwinding. The payment of $40,000 occurred during 2011 and was given directly to the Company’s Chief Executive Officer. This transaction is analogous to a dividend distribution and is included as an additional reduction in net loss applicable to common shareholders for purposes of computing loss per share in the accompanying financial statements for the period ending June 30, 2011.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future unexpected events. Accordingly, the actual results could differ significantly from estimates.

Principles of Consolidation and Elimination Due to Unwinding of Merger

All significant inter-company accounts and transactions had been eliminated in consolidation through November 23, 2010. The Company had consolidated its results of operations and cash flows for the period October 1, 2010 through November 23, 2010, which was the period of time both entities had co-existed during fiscal year 2011, however, from November 24, 2010, the Company has reported as a single entity due to the unwinding previously discussed.

Discontinued Operations

Components of the Company that were disposed of are reported as discontinued operations. These assets and liabilities were reclassified as discontinued operations in the balance sheets as at June 30, 2011, and the year ended September 30, 2010, and the results of operations for the current period and prior year are reported as discontinued operations.

Loss per Share

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during each period. Diluted loss per common share is calculated by dividing net loss, adjusted on an “as if converted” basis, by the weighted-average number of actual shares outstanding and, when dilutive, the share equivalents that would arise from the assumed conversion of convertible instruments.  The effect of potentially dilutive stock options and warrants is calculated using the treasury stock method. The Company had no common stock equivalents issued or outstanding as of June 30, 2011 and September 30, 2010.

Milwaukee Iron Professional Arena Football, Inc.
Notes to Financial Statements
June 30, 2011
(Unaudited)

Recent Accounting Pronouncements

There are no new accounting pronouncements that have any impact on the Company’s financial statements.

Note 2 Going Concern

As reflected in the accompanying financial statements, the Company had a net loss of $26,088 and net cash used in operations of $38,488 for the period ended June 30, 2011; and a working capital deficit and stockholders’ deficit of $56,641 at June 30, 2011.

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

Note 3 Discontinued Operations

Assets and liabilities to be disposed of comprise the following:

	June 30, 2011	September 30, 2010
	(Unaudited)

Cash	$-	$1,197
Accounts Receivable	-	17,317
Prepaid Expenses	-	43,768

PP&E - Net	-	311,420
Investment in Af2 Operating Co.	-	103,752

Total Assets	$-	$477,454

Accounts Payable	$-	$584,433
Short term loans	-	904,941
Loans from related parties	-	98,976
Short term credit line	-	427,000
Deferred revenue	-	34,635

Notes payable - related parties	-	70,000

Total liabilities	$-	$2,119,985

Milwaukee Iron Professional Arena Football, Inc.
Notes to Financial Statements
June 30, 2011
(Unaudited)

The following amounts have been segregated from operations and included in discontinued operations in the consolidated statements of operations:

	Nine Months Ended June 30,
	2011	2010

REVENUE	$-	$340,647

COST OF SALES		899,033

GROSS LOSS	$-	$(558,386)

OPERATING EXPENSES
Selling, general and administrative	-	433,723
Depreciation	-	48,257
Total Expenses	-	481,980

LOSS BEFORE OTHER EXPENSES		(1,040,366)

OTHER EXPENSE
Interest expense	-	(86,064)

NET LOSS	$-	$(1,126,430)

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

Accordingly, on November 23, 2010 (as previously disclosed in our Current Report on Form 8-K filed on December 1, 2010), we entered into an Unwind Agreement whereby the parties thereto mutually agreed to unwind the Merger (the “Unwind”).

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2011
COMPARED TO THREE MONTHS ENDED JINE 30, 2010

Revenues for the three months ended June 30, 2011 were $0 compared to $0 for the three months ended June 30, 2010. No revenue was reported for the above periods due to our decision to unwind the Merger (as discussed above) and the resulting classification of operations, assets and liabilities associated with the Team as discontinued operations under GAAP. See Notes 1 and 3 to the financial statements for more information regarding the discontinued operations.

Operating Expenses

Operating expenses for the three months ended June 30, 2011 were $3,512, as compared to $2,380,236 for the three months ended June 30, 2010. Operating expenses decreased primarily due to the consummation of the Unwind and our lack of operations.

Loss From Continuing Operations

We had an operating loss from continuing operations of $3,512 for the three month period ended June 30, 2011, as as compared to $2,380,236 for the three months ended June 30, 2010.

Loss From Discontinued Operations

We had a loss related to discontinued operations of zero for the three month period ended June 30, 2011 as compared to a loss related to discontinued operations of $550,604 for the three month period ended June 30, 2010. See Notes 1 and 3 for more information regarding the discontinued operations.

NINE MONTHS ENDED JUNE 30, 2011
COMPARED TO NINE MONTHS ENDED JUNE 30, 2010

Revenues

Revenues for the nine months ended June 30, 2011 were $0 compared to $0 for the nine months ended June 30, 2010. No revenue was reported for the above periods due to our decision to unwind the Merger (as discussed above) and the resulting classification of operations, assets and liabilities associated with the Team as discontinued operations under GAAP. See Notes 1 and 3 to the financial statements for more information regarding the discontinued operations.

Operating Expenses

Operating expenses for the nine months ended June 30, 2011 were $26,088 compared to $2,516,308 for the nine months ended June 30, 2010. Operating expenses decreased primarily due to the consummation of the Unwind and our lack of operations.

Loss From Continuing Operations

We had an operating loss from continuing operations of $26,088 for the nine month period ended June 30, 2011 as compared to a loss from continuing operations of $2,516,308 for the nine month period ended June 30, 2010.

Loss From Discontinued Operations

We had a loss related to discontinued operations of zero for the nine month period ended June 30, 2011, as compared to a loss related to discontinued operations of $1,126,430 for the nine month period ended June 30, 2010. See Notes 1 and 3 for more information regarding the discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2011 we had: (i) total assets of $359, consisting of cash, (ii) total liabilities of $57,000, comprised of an officer loan (iii) a working capital deficit of $56,641 and (iv) an accumulated deficit of $4,618,109.

As of June 30, 2011 we owed our officer $53,500, which represents amounts advanced to, or on behalf of, the Company. This debt has no specific re-payment terms and is due on demand.

Since the Unwind of the Merger, we have had no source of revenues from which to pay our operating expenses. We have obtained working capital from related party debt, and will require additional capital from the sale of our securities, debt and/or from other sources in order to pay our current obligations. There can be no assurance that we will be successful in these efforts.

Net cash used in operating activities for the nine months ended June 30, 2011, was $38,488, which included a decrease in accounts payable and accrued expenses of $12,400, compared to net cash used in operating activities of $859,537 for the nine months ended June 30, 2010, which included net cash from discontinued operations of $844,429.

Net cash used in investing activities for the nine months ended June 30, 2011 was $0 compared to net cash used in investing activities for the nine months ended June 30, 2010 of $41,032 due to discontinued operations.

Net cash provided by financing activities for the nine months ended June 30, 2011 was $38,500 compared to net cash provided by financing activities for the nine months ended June 30, 2010 of $900,461, which included net cash provided by discontinued financing activites of $885,461.

Cash Requirements

At June 30, 2011 we had an accumulated deficit of $4,618,109. The report from our independent registered public accounting firm on our audited financial statements at September 30, 2010 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern. As discussed earlier in this report, we are seeking to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. We cannot predict when, if ever, we will be successful in this venture and, accordingly, we may be required to cease operations at any time. We do not have sufficient working capital to pay our operating costs for the next 12 months and we will require additional funds to pay our legal, accounting and other fees associated with our company and its filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. We have no commitments from any party to provide such funds to us. If we are unable to obtain additional capital as necessary until such time as we are able to conclude a business combination, we will be unable to satisfy our obligations and otherwise continue to meet our reporting obligations under federal securities laws. In that event, our stock would no longer be quoted on the OTC Bulletin Board and our ability to consummate a business combination with upon terms and conditions which would be beneficial to our existing stockholders would be adversely affected.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is: (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of June 30, 2011. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION

None.

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

Date: August 19, 2011	By:	/s/ RICHARD ASTROM
	Name:	Richard Astrom
	Title:	Chief Executive Officer, Principal Accounting Officer, President, Director