Form 10-K
period 2011-09-30
Milwaukee Iron Arena Football, Inc
filed 2012-01-13
CIK 1083383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
[ X ]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2011

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

As of September 29, 2011, the date on which our common stock was last sold, the market value the aggregate market value of the voting and non-voting common equity held by non-affiliates was $68,796. There were approximately 152,881 shares of our common voting stock held by non-affiliates on that date. This valuation is based upon such sale price, as quoted on the OTCBB, on that date ($0.45).

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares outstanding of the registrant's common stock as of January 11, 2012 was 155,892.

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

ITEM 1. BUSINESS

General

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

During the fiscal year ended September 30, 2011, we conducted no business.

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

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “MWKI”. On July 19, 2010, we changed our trading symbol from “GCNV” to “MWKI”.

Effective August 13, 2010, Christopher Astrom resigned from our board of directors and from all officer positions. There were no disagreements with Mr. Astrom. Christopher Astrom has also transferred his ownership in all our outstanding Series A and Series B Preferred Stock to our remaining sole officer and director, Richard Astrom.

Because efforts to fund and develop the Team were not successful, we determined that in the interest of our stockholders, it would be advantageous for all parties to unwind the Merger, dispose of the Team and restore our operations to that of a shell company seeking an operating business, as described below.

On November 23, 2010, and as previously disclosed in our Current Report on Form 8-K filed on December 1, 2010, we entered into an Unwind Agreement (the “Unwind Agreement”) with Milwaukee Iron Arena Football Club, Inc. (“Iron Sub”), Andrew Vallozzi III, Richard Astrom, certain individuals listed in the Unwind Agreement as Members (described below) and Bradley David LaCombe, Gary Miller, Michael Carpenter, Michael Whitely and Todd D. Hansen whereby the parties mutually agreed to unwind (the “Unwind”) the Merger.

Pursuant to the Unwind Agreement, all of the Members surrendered to us all of their 480,009 shares and rights in the Company and we conveyed to the Members all of our shares, rights and ownership interest in Iron Sub (the “Iron Sub Shares”), such that immediately following the Unwind, the Members own all the capital stock of Iron Sub and none of the Members or their assigns own any interest in us, our affiliates or our properties. In addition, we received a promissory note for $40,000 as reimbursement for certain expenses, which has been paid.

As a result of the Unwind, we became a shell company. As discussed below, our business strategy again is to enter into a reverse merger with an operating business or develop an operating business through internal growth and/or targeted acquisitions of specific businesses.

History

We were formed as a Colorado corporation on September 19, 1983, under the name Bugs, Inc., for the purpose of using microbial and other agents, including metallurgy, to enhance oil and natural gas production and to facilitate the recovery of certain metals. In July 1989, we changed our name to Genesis Services, Inc. In September 1990, we changed our name to Genesis Capital Corporation.

On December 22, 1998, we incorporated Genesis Capital Corporation of Nevada as a Nevada subsidiary with whom we merged to re-domicile to Nevada and effected a reverse split of our common stock. On March 9, 1999, these parties executed Articles of Merger by which our stockholders received one share of new (Nevada) common stock for every 2,000 shares of old (Colorado) common stock. Holders of preferred stock in the old Colorado Corporation received preferred stock in the new Nevada Corporation on a 1 for 1 basis.

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

On March 12, 2007, we effected a 1 for 100 reverse split of our common stock and on April 24, 2008, we effected a reverse stock split of our common stock in a ratio of one (1) new share for every five hundred (500) existing shares of common stock, with all fractional shares rounded up to the nearest whole share. The reverse stock split did not change the par value nor change the number of authorized shares of our common stock.

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

We intend to promote ourselves privately. We have not yet prepared any notices or advertisement. We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all stockholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, we believe that we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's, 10-Q’s, agreements and related reports and documents. The Securities Exchange Act of 1934 (the “Exchange Act”), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act.

The analysis of new business opportunities will be undertaken by, or under the supervision of, our sole officer and director. We intend to concentrate on identifying preliminary prospective business opportunities, which may be brought to its attention through present associations of our sole officer and director. In analyzing prospective business opportunities, we will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. We expect to meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, we intend to utilize written reports and investigation to evaluate the above factors.

Management has limited experience in managing companies similar to the Company and will rely upon their own efforts, in accomplishing our business purpose. We may from time to time utilize outside consultants or advisors to effectuate our business purposes described herein. No policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of our limited resources, it is likely that any such fee would be paid in stock and not in cash.

We will not restrict our search to any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. We cannot predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer. However, we do not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as we have successfully consummated such a merger or acquisition.

Acquisition Opportunities

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and our stockholders will no longer control us. Furthermore, our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our stockholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of a transaction, we may agree to register all or a part of such securities under the Securities Act of 1933 immediately after the transaction is consummated or at a specified time or times thereafter.

As part of our investigation, our management may personally meet with management and key personnel, may visit and inspect material facilities, obtain analysis and verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures. The manner in which we participate in an opportunity will depend on the nature of the opportunity, our respective needs and desires, the management of the opportunity and the relative negotiation strength.

With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of the Company which the target company stockholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our stockholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition than they did before the acquisition. Such percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition can be expected to have a significant dilutive effect on the percentage of shares held by our stockholders.

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

Competition

We are and will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise. In view of our combined extremely limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors

Employees

We have no employees. Our business will be managed by our sole officer and directors. We do not anticipate a need to engage any fulltime employees at this time. The need for employees and their availability will be addressed in connection with our future operations.

ITEM 1A. RISK FACTORS

An investment in our Common Stock is highly speculative, involves a high degree of risk and should be considered only by those persons who are able to afford a loss of their entire investment. In evaluating the Company and its business, prospective investors should carefully consider the following risk factors in addition to the other information included in this Annual Report.

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

We Have Minimal Assets , Have Had No Operations and Have Generated No Revenues for Several Years.

We have had no operations, except as described herein with respect to the Team, and have had no revenues or earnings from operations for several years. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss which will increase continuously until we can consummate a business combination with a target company. There is no assurance that we can identify such a target company and consummate such a business combination.

Our Auditor Has Raised Doubt as to Whether We Can Continue as a Going Concern.

We have not generated any revenues nor have we had any operations for several years, including our most recent fiscal year. As of September 30, 2011, we have a total stockholders’ deficit and working capital deficiency of $23,474. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or even worthless.

We Have Not Paid Dividends.

We have never paid, nor do we anticipate paying, at any foreseeable time, any cash dividends on our common stock. Future debt, equity instruments or securities may impose additional restrictions on our ability to pay cash dividends.

Stockholders Who Hold Unregistered Shares of Our Common Stock are Not Eligible to Sell Our Securities Pursuant to Rule 144, due to Our Status as a “Blank Check” Company and a “Shell Company.”

Under the rules of the SEC, we are characterized as both a “blank check” company and a “shell company.” The term "blank check company" is defined as a company that is a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and is issuing "penny stock," as defined in Rule 3a51-1 under the Exchange Act.

A “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. Because we are a “shell check” company, Rule 144 promulgated under the Securities Act of 1933 (“Rule 144”) is not available to our stockholders and we are required to comply with additional SEC rules regarding any offerings we may undertake. Sales of our securities pursuant to Rule 144 may not be made until we meet all of the following conditions: (a) we have ceased to be a “shell company; (b) we are subject to Section 13 or 15(d) of the Exchange Act, and have filed all of our required periodic reports for a period of one year; and a period of at least twelve months has elapsed from the date “Form 10 information” has been filed with the Commission reflecting the Company’s status as a non-shell company. As a result,, any securities that we issue to consultants, employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until we have complied with the above conditions.

As a result of our being a blank check company and a shell company, it will be harder for us to fund our operations and pay our consultants with our securities instead of cash. Additionally, as we may not ever cease to be a blank check company or a shell company, investors who hold our securities may be forced to hold such securities indefinitely.

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

Reporting Requirements May Delay or Preclude an Acquisition.

Section 13 of the Exchange Act requires companies subject thereto to provide certain information about significant acquisitions including audited financial statements for the company acquired and a detailed description of the business operations and risks associated with such company's operations. The time and additional costs that may be incurred by some target companies to prepare such financial statements and descriptive information may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us. Additionally, acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

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

Reduction of Percentage Share Ownership Following a Business Combination.

Our primary plan of operation is based upon a business combination with a business entity which, in all likelihood, will result in our issuing securities to stockholders of such business entity. The issuance of previously authorized and unissued common stock would result in a reduction in percentage of shares owned by our present stockholders and could therefore result in a change in control of our management.

Investors May Face Significant Restrictions on the Resale Of Our Common Stock due to Federal Regulations Affecting Penny Stocks.

Our common stock will be subject to the requirements of Rule 15(g)-9, promulgated under the Exchange Act as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

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

ITEM 4.   (REMOVED AND RESERVED).

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “MWKI”. On July 19, 2010, we changed our trading symbol from “GCNV” to “MWKI”. The trading of our common stock is limited and sporadic.

The following table reflects the high and low closing bid information for our common stock for each fiscal quarter during the fiscal years ended September 30, 2011 and 2010. The bid information was obtained from the OTC Markets, Inc. and reflects prices between dealers, without retail mark-up, markdown or commission, and may not represent actual transactions.

Quarter Ended	Closing Bid High	Closing Bid Low
Fiscal Year 2010*
September 30, 2010*	$0.75	$0.51
June 30, 2010	$16.00	$0.01
March 31, 2010	$22.00	$2.00
December 31, 2009	$4.00	$1.20

Fiscal Year 2011
September 30, 2011	$0.55	$0.45
June 30, 2011	$0.55	$0.55
March 31, 2011	$0.55	$0.21
December 31, 2010	$0.21	$0.21

* adjusted for 1:50 reverse split effective July 22, 2010.

As of September 30, 2011, there were 189 holders of record of our common stock.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities.

None, during the fiscal year that ended September 30, 2011, During the prior fiscal year, pursuant to the Unwind Agreement, all of the Members surrendered to us all of their 480,009 shares and rights in the Company and we conveyed to the Members all of our shares, rights and ownership interest in the Iron Sub Shares, such that immediately following the Unwind, the Members owned all the capital stock of Iron Sub and none of the Members or their assigns owned any interest in us, our affiliates or our properties.

ITEM 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following presentation of management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements, the accompanying notes thereto and other financial information appearing elsewhere in this report. This section and other parts of this report contain forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements.

Plan of Operations - Overview

We are a public shell company with no operations. Our business strategy again is to enter into a merger, acquisition or other business combination with an operating company or develop an operating business through internal growth and/or targeted acquisitions of specific businesses.

RESULTS OF OPERATIONS
FISCAL YEAR ENDED SEPTEMBER 30, 2011 COMPARED TO
FISCAL YEAR ENDED SEPTEMBER 30, 2010

Revenues

Revenues for the fiscal year ended September 30, 2010 were $0.00 compared to $0.00 for the fiscal year ended September 30, 2010. There was no revenue for the fiscal year ended September 30, 2011, and no revenue was reported for the fiscal year ended September 30, 2010.

Operating Expenses

Operating income for the fiscal year ended September 30, 2011 was $7,079 compared to an operating loss of $2,516,344 for the fiscal year ended September 30, 2010. This operating expense reduction was primarily due to a reduction in general and administrative expenses and the expenses owing to our inactivity during the current fiscal year and the receipt of a payment of $40,000, which has been recorded as a reduction of operating expenses, in connection with the Unwind Agreement, as described above.

During the fiscal year, we discontinued our operations. For further information respecting these discontinued operations, see “Loss from Discontinued Operations,” below, and Note 1 to the financial statements.

During the fiscal year ended September 30, 2010, we incurred expenses associated with our credit facility with Kodiak, which facility was terminated by mutual agreement in June 2010, as discussed above. Under the termination agreement, Kodiak retained all of the shares it had been issued, valued at $2,380,200 (based on market price at the time of issuance), which has been recorded in operating expenses in our statement of operations.

Gain from Operations

We had an operating gain of $7,079 for the fiscal year ended September 30, 2011, as compared to an operating loss of $2,516,344 for the fiscal year ended September 30, 2010, primarily due to the decrease in operating expenses and the receipt of $40,000, as described above.

Loss from Discontinued Operations

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

Because efforts to fund and develop the Team were not successful, the Company determined that in the interest of our stockholders, it would be advantageous for all parties to unwind the Merger, dispose of the Team and restore operations to that of a shell company seeking an operating business, as described below.

On November 23, 2010, we entered into an Unwind Agreement (the “Unwind Agreement”) with Milwaukee Iron Arena Football Club, Inc. (“Iron Sub”) and certain individuals listed in the Unwind Agreement as Members, whereby the parties mutually agreed to unwind (the “Unwind”) the Merger.

Pursuant to the Unwind Agreement, all of the Members surrendered all of their 480,009 shares and rights in the Company and the Company conveyed to the Members all shares, rights and ownership interest in Iron Sub (the “Iron Sub Shares”), such that immediately following the Unwind, the Members own all the capital stock of Iron Sub and none of the Members or their assigns own any interest in the Company, affiliates, or properties. In addition, the Company received $40,000 as reimbursement for certain expenses.

As a result of the Unwind, the Company became a shell company whose business strategy again is to enter into a reverse merger with an operating business or develop an operating business through internal growth and/or targeted acquisitions of specific businesses.

Net Income Applicable To Common Stock

Net income from continuing operations applicable to common stock for the fiscal year ended September 30, 2011 was $7,079, compared to a loss of $2,516,344 for the fiscal year ended September 30, 2010. During the fiscal year ended September 30, 2010, we incurred a loss of $1,503,164 from discontinued operations. The decrease in net loss is a result of the decrease in operating expenses in the most recent fiscal year.

During the fiscal year, we discontinued our operations. For further information respecting these discontinued operations, see “Business – Recent Events,” above, and Note 1 to the financial statements.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2011, we had total assets of $335 compared to $347 (not including assets of discontinued operations) on September 30, 2010. On September 30, 2011, we had cash and cash equivalents of $335 and a stockholder deficit of $23,474.

All assets are booked at historical cost. Management reviews on an annual basis the book value, along with the prospective dismantlement, restoration, and abandonment costs and estimate residual value for the assets, in comparison to the carrying values on the financial statements.

Net Cash (Used in) Provided By Operating Activities

During the fiscal year ended September 30, 2011, cash used in operating activities was $5,512, compared to $15,144 during the fiscal year ended September 30, 2010. During the fiscal year ended September 30, 2010, net losses of $2,516,344 were adjusted for non-cash items consisting of $115,000 in compensatory stock issuances and $2,380,200 in credit facility stock issuances.

During the fiscal year ended September 30, 2011, we received net proceeds of $5,500 from our chief executive officer; in the fiscal year ended September 30, 2010, we received a loan of $15,000 from him.

Net Cash Used in Investing Activities

We did not utilize any cash in investing activities of continuing operations during the fiscal year ended September 30, 2011 or 2010.

Net Cash (Used in) Provided by Financing Activities

During the fiscal year ended September 30, 2011 and 2010, respectively, we received $5,500 and $15,000, all in the form of loans from our chief executive officer.

Financing – Termination of the Equity Line of Credit

As a means for financing operations, in February 2010 we entered into an Investment Agreement/Equity Line of Credit with Kodiak Capital Group, LLC (“Kodiak”). On June 23, 2010, we agreed with Kodiak to amicably terminate the Investment Agreement and our business relationship and executed a confidential Mutual Release and Termination Agreement to that effect. As part of such agreement, Kodiak retained all shares it had been issued, valued at $2,380,200, which has been recorded in operating expenses in our statement of operations.

Cash Requirements

At September 30, 2011, we had an accumulated deficit of $23,474. The report from our independent registered public accounting firm on our audited financial statements at September 30, 2011, contains a paragraph regarding doubt as to our ability to continue as a going concern. As discussed earlier in this report, we are seeking to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. We cannot predict when, if ever, we will be successful in this venture and, accordingly, we may be required to cease operations at any time. We do not have sufficient working capital to pay our operating costs for the next 12 months and we will require additional funds to pay our legal, accounting and other fees associated with our company and its filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business.

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

We currently plan to satisfy our cash requirements for the next 12 months by borrowing from affiliated companies with common ownership or control or directly from our sole officer and director and we believe we can satisfy its cash requirements so long as it is able to obtain financing from these affiliated companies. We currently expect that money borrowed will be used during the next 12 months to satisfy our operating costs, professional fees and for general corporate purposes. We have also been exploring alternative financing sources.

We will use our limited resources in connection with seeking new business opportunities, including seeking an acquisition or merger with an operating company. It may be expected that entering into a new business opportunity or business combination will involve the issuance of a substantial number of restricted shares of common stock. If such additional restricted shares of common stock are issued, our stockholders will experience a dilution in their ownership interest. If a substantial number of restricted shares are issued in connection with a business combination, a change in control may be expected to occur.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2011, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Milwaukee Iron Arena Football, Inc.

We have audited the accompanying balance sheet of Milwaukee Iron Arena Football, Inc. as of September 30, 2011, and the related statements of operations, changes in stockholders deficit and cash flows for the year ended September 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has sustained net losses and has a working capital deficit of $23,474, and a stockholders’ deficit of $23,474 at September 30, 2011. In addition the Company has no operating business. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Milwaukee Iron Arena Football, Inc. as of September 30, 2011 and the results of its operations and its cash flow for the year then ended in conformity with accounting principles generally accepted in the United States of America.

 /s/ Paritz and Company P.A.

Hackensack, N.J.

January 9, 2012

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

/s/ FRIEDMAN LLP

East Hanover, New Jersey
January 13, 2011

MILWAUKEE IRON ARENA FOOTBALL, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30,

ASSETS
	2011	2010
CURRENT ASSETS
Cash and cash equivalents	$335	$347
Current assets of discontinued operations	-	62,282
TOTAL CURRENT ASSETS	335	62,629

OTHER ASSETS
Other assets of discontinued operations	-	415,172

TOTAL ASSETS	$335	$477,801

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$3,309	$15,900
Loan payable - related party	20,500	15,000
Current liabilities of discontinued operations	-	2,049,985
TOTAL CURRENT LIABILITIES	23,809	2,080,885

LONG- TERM LIABILITIES

Long term liabilities of discontinued operations	-	70,000

TOTAL LIABILITIES	23,809	2,150,885

STOCKHOLDERS' (DEFICIT)
Preferred stock A, $.001 par value; 5,000,000 shares authorized issued and outstanding	5,000	5,000
Preferred stock B, $.001 par value; 5,000,000 shares authorized issued and outstanding	5,000	5,000
Common stock, $.001 par value; 500,000,000 shares authorized 155,892
and 635,901 shares issued and outstanding	156	636
Additional paid-in capital	4,204,067	2,561,056
Accumulated deficit	(4,237,697)	(4,244,776)
TOTAL STOCKHOLDERS' (DEFICIT)	(23,474)	(1,673,084)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$335	$477,801

The accompanying notes are an integral part of the consolidated financial statements.

MILWAUKEE IRON ARENA FOOTBALL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30,

	2011	2010

OPERATING EXPENSES
General and administrative expenses	32,921	136,144
Credit facility expense - financing agreement	-	2,380,200
Reimbursment of expenses	(40,000)

Total operating expenses	(7,079)	2,516,344

LOSS FROM CONTINUING OPERATIONS	7,079	(2,516,344)

DISCONTINUED OPERATIONS (NET OF TAXES)
Loss from operations (net of tax of $0)	-	(1,503,164)

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS'	7,079	(4,019,508)

NET (LOSS) PER BASIC AND DILUTED SHARES
Continuing operations	$0.03	$(4.13)
Discontinued operations	-	(2.47)
Total	$0.03	$(6.60)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED	225,592	609,152

The accompanying notes are an integral part of the consolidated financial statements.

MILWAUKEE IRON ARENA FOOTBALL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30,

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from continuing operations	$7,079	$(2,516,344)

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Issuance stock for services	-	115,000
Issuance stock for a credit facility	-	2,380,200

Changes in assets and liabilities:
Increase (decrease) in liabilities
Increase (decrease) in accounts payable and accrued expenses	(12,591)	6,000

Total adjustments	(12,591)	2,501,200

Net cash (used in) continuing activities	(5,512)	(15,144)
Net cash (used in) discontinued operations	-	(1,320,789)

Net cash (used in) operating activities	(5,512)	(1,335,933)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash (used in) investing activities - continuing	-	-
Net cash (used in) investing activities - discontinued	-	(56,555)

Net cash (used in) investing activities	-	(56,555)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from officer loan	5,500	15,000

Net cash provided by (used in) financing activities - continuing	5,500	15,000
Net cash provided by financing activities - discontinued	-	1,377,344

Net cash provided by financing activities	5,500	1,392,344

DECREASE IN CASH AND CASH EQUIVALENTS	(12)	(144)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	347	491

CASH AND CASH EQUIVALENTS - END OF YEAR	$335	$347

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid - discontinued operations	$-	$27,301
Income taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITY:

Non Cash Financing activity:
Issuance of shares to settle debt	$-	$37,452

The accompanying notes are an integral part of the consolidated financial statements.

MILWAUKEE IRON ARENA FOOTBALL, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)

	Preferred Stock		Preferred Stock		Common Stock		Additional
	Series A		Series B				Paid-in
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance, September 30, 2009	5,000,000	$5,000	5,000,000	$5,000	581,262	$581	$28,459	$(331,768)	$(292,728)

To record the issuance of 17,687 shares for debt repayment of officers loan.					17,687	18	37,434		37,452

To record the issuance of 1,000 shares for legal fees.					1,000	1	99,999		100,000

To record the issuance of 150 shares for stock transfer agent fees.					150	0	15,000		15,000

To record the issuance of 5,802 shares for credit facility expense.					5,802	6	580,194		580,200

To record the issuance of 30,000 shares for credit facility expense.					30,000	30	1,799,970		1,800,000

Proceeds from shareholders								106,500	106,500

Net (Loss) for the year ended September 30, 2010								(4,019,508)	(4,019,508)

Balance, September 30, 2010	5,000,000	$5,000	5,000,000	$5,000	635,901	$636	$2,561,056	$(4,244,776)	$(1,673,084)

To record the cancellation of shares to unwind reverse merger					(480,009)	(480)	1,643,011		1,642,531

Net Income for the year ended September 30, 2011								7,079	7,079

Balance, September 30, 2010	5,000,000	$5,000	5,000,000	$5,000	155,892	156	4,204,067	(4,237,697)	(23,474)

The accompanying notes are an integral part of the consolidated financial statements.

Milwaukee Iron Professional Arena Football, Inc.

Notes to Financial Statements

September 30, 2011

1 – NATURE OF OPERATIONS

Milwaukee Iron Arena Football Inc., formerly known as Genesis Capital Corporation of Nevada, (the “Company”), was incorporated in the State of Colorado in 1983.

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

Because efforts to fund and develop the Team were not successful, the Company determined that in the interest of our stockholders, it would be advantageous for all parties to unwind the Merger, dispose of the Team and restore operations to that of a shell company seeking an operating business, as described below.

On November 23, 2010, the Company entered into an Unwind Agreement (the “Unwind Agreement”) with Milwaukee Iron Arena Football Club, Inc. (“Iron Sub”) and certain individuals listed in the Unwind Agreement as Members, whereby the parties mutually agreed to unwind (the “Unwind”) the Merger.

Pursuant to the Unwind Agreement, all of the Members surrendered all of their shares and rights in the Company and the Company conveyed to the Members all shares, rights and ownership interest in Iron Sub (the “Iron Sub Shares”), such that immediately following the Unwind, the Members own all the capital stock of Iron Sub and none of the Members or their assigns own any interest in the Company, affiliates, or properties. In addition, the Company received $40,000 as reimbursement for certain expenses.

As a result of the Unwind, the Company became a shell company whose business strategy again is to enter into a reverse merger with an operating business or develop an operating business through internal growth and/or targeted acquisitions of specific businesses.

Milwaukee Iron Professional Arena Football, Inc.

Notes to Financial Statements

September 30, 2011

2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash and cash equivalents.  At September 30, 2011 and 2010, the Company maintained cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000 and $100,000, respectively.

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

  The Company's financial instruments consisted primarily of cash and loans from officer. The carrying amounts of the Company's financial instruments generally approximate their fair values as of September 30, 2011 and 2010, respectively, due to the short-term nature of these instruments.

  Milwaukee Iron Professional Arena Football, Inc.

  Notes to Financial Statements

  September 30, 2011

  Loss Per Share of Common Stock

  Basic net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, including common stock equivalents, such as conversions, exercise or contingent exercise of securities. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period.

  Income Taxes

  The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

  ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

  3 – GOING CONCERN

  As reflected in the accompanying financial statements, the Company has sustained net losses and has a working capital deficit of $23,474 and a stockholders’ deficit of $23,474 at September 30, 2011. In addition the Company has no operating business.

  The ability of the Company to continue as a going concern is dependent on its ability to obtain debt or equity based financing and upon future commencement of operations from the development of its planned business.

  The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

  Milwaukee Iron Professional Arena Football, Inc.

  Notes to Financial Statements

  September 30, 2011

  4 – RELATED PARTY

  The loan payable – related party represents amounts advanced to the Company from its Chief Executive Officer. These amounts are non-interest bearing and are due on demand.

  5 – STOCKHOLDERS’ EQUITY (DEFICIT)

  As of September 30, 2011 and 2010, the Company had issued 5,000,000 of its preferred stock series A shares and 5,000,000 of its preferred stock series B shares.

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

  6 – FINANCING AGREEMENT

  On February 22, 2010, the Company entered into a Confidential Term Sheet with Kodiak Capital, LLC (“Kodiak”) which detailed the general terms and conditions pursuant to which the Company had the right to “put” to Kodiak over a three-year period up to $15 million in shares of its common stock. Pursuant to the Term Sheet the Company paid to Kodiak the $15,000 document preparation fee and issued to it the commitment shares equal to 5,802 restricted shares of common stock. On April 30, 2010 we expressed our put right for $1 million and delivered to Kodiak 30,000 shares of our common stock on May 13, 2010, but never received any proceeds. On June 23, 2010, the Company and Kodiak agreed to amicably terminate their business relationship and executed a confidential Mutual Release and Termination Agreement to that effect. As part of such agreement, Kodiak retained all shares it had been issued, valued at $2,380,200 which has been recorded in operating expenses in the statement of operations for the year ended September 30, 2010.

  7 – INCOME TAXES

  Deferred tax assets consist of:

	September 30, 2011	September 30, 2010

Net operating loss carryforward	$1,029,800	$1,271,203
Deferred tax valuation allowance	(1,029,800)	(1,271,203)

Net deferred tax assets	$-	$-

  Due to the uncertainty of utilizing the approximate $2,902,500 and $4,237,342, in net operating losses, for the years ended September 30, 2011 and 2010, and recognizing the deferred tax assets, an offsetting valuation allowance has been provided.

  The Company files tax returns that are subject to audit by tax authorities beginning with the year ended September 30, 2008.The Company’s policy is to classify assessments, if any, for tax and related interest and penalties as tax expense. Tax returns have been filed through the year ended September 30, 2010.

  8 – DISCONTINUED OPERATIONS

  As a result of unwind agreement referred to in Note 1, all results of operations and assets and liabilities associated with the Team for the year ending September 30, 2010 have been classified as discontinued operations under GAAP.

  Assets and liabilities of the discontinued operation comprise the following:

Cash	$1,197
Accounts Receivable	17,317
Prepaid Expenses	43,768

Property, Plant &Equipment - Net	311,420
Investment in Af2 Operating Co.	103,752

Total Assets	$477,454

Accounts Payable	$584,433
Short term loans	904,941
Loans from related parties	98,976
Short term credit line	427,000
Deferred revenue	34,635

Notes payable - related parties	70,000

Total liabilities	$2,119,985

  The following amounts have been segregated from operations and included in discontinued operations in the statements of operations:

REVENUE	$382,366

COST OF SALES	1,256,788

GROSS PROFIT (LOSS)	(874,422)

OPERATING EXPENSES
Selling, general and administrative	480,684
Depreciation	48,257
Total Expenses	528,941

LOSS BEFORE INTEREST EXPENSE	(1,403,363)

OTHER EXPENSE
Interest expense	(99,801)
(99,801)

NET LOSS	$(1,503,164)

  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None

  ITEM 9A.  CONTROLS AND PROCEDURES

  Evaluation of Disclosure Controls and Procedures

  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act as of September 30, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were not effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by our company in the reports we file or submit under the Exchange Act is: (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was not effective as of September 30, 2011. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of September 30, 2011:

    We have difficulty in accounting for complex accounting transactions particularly as it relates to complex equity transactions.
    Documented processes do not exist for several key processes

  Because of the material weaknesses noted above, we have concluded that we did not maintain effective internal control over financial reporting as of September 30, 2011, based on Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by COSO.

  Changes in Internal Control Over Financial Reporting

  As a result of the Unwind Agreement and accompanying spin-off of our operating subsidiary we are now a shell company and have changed our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act during our last fiscal quarter such that our sole officer and director is now responsible for all financial reporting requirements.

  ITEM 9B.  OTHER INFORMATION

  None

  PART III

  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

  The following individual was serving as an executive officer in the following positions on September 30, 2011:

Name	Age	Position

Richard Astrom	63	CEO, Secretary, Treasurer, Director, CFO

  Richard S. Astrom (64). Mr. Astrom has been an officer and director of the Company since November 1, 2001. From 1995 through June 2007, Mr. Astrom served as President and Chief Executive Officer of National Realty and Mortgage, Inc. He also served as a director of Capital Solutions I, Inc. until December 2007 whereupon he resigned his position in connection with an exchange transaction described in Form 8-K filed with the SEC by Capital Solutions on December 10, 2007. He has been an active real estate broker in Florida since 1969. Mr. Astrom earned a Bachelor’s Degree in Business Administration from the University of Miami.

  All executive officers are elected by the Board and hold office until the next Annual Meeting of stockholders and until their successors are elected and qualify.

  Compliance with Section 16(a) of the Exchange Act

  Section 16(a) of the Exchange Act requires the registrant's officers and directors, and persons who own more than 10% of a registered class of the registrant's equity securities, to file reports of ownership and changes in ownership of equity securities of the Registrant with the Securities and Exchange Commission. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the registrant with copies of all Section 16(a) forms that they file.

  ITEM 11. EXECUTIVE COMPENSATION

  (a) Compensation.

  The following table sets forth compensation awarded to, earned by or paid to our Chief Executive Officer and the four other most highly compensated executive officers with compensation in excess of $100,000 for the years ended September 30, 2011 and 2010 (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Christopher Astrom, CFO	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0
Richard Astrom, sec/treas, CEO	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0

OUTSTANDING EQUITY AWARDS AT SEPTEMBER 30, 2011
	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Richard Astrom	0	0	0	0	0	0	0	0	0

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

  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

  The following table sets forth certain information regarding the beneficial ownership of Common Stock as of September 30, 2011, for each person, other than directors and executive officers, who is known by us to own beneficially five percent (5%) or more of its outstanding Common Stock.

  Security Ownership of five percent (5%) Shareholders

Security Ownership of five percent (5%) Shareholders
Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
NONE

  Security Ownership of Management

  The following table sets forth certain information regarding the beneficial ownership of Common Stock as of September 30, 2011, for the following: (1) each of our directors and executive officers and (1) our directors and executive officers as a group.

Security Ownership of Management
Title of Class	Name of Beneficial Owner	Amount and nature of Beneficial Ownership(1)(2)	Percent of Class(1)(2)
Common	Richard Astrom	3,011	2%
Preferred	Richard Astrom	10,000,000	100%
Directors and Executive officers as a group (1)

  (1) All calculations are based on shares outstanding as adjusted for the 1:50 reverse stock split authorized in June 2010.

  (2) Based on an aggregate of 155,892 common shares and 10,000,000 preferred shares outstanding as of September 30, 2011 (post-split) . Each share of Series A convertible preferred stock entitles the holder thereof to 25 votes on all matters, the right to convert each share into 25 shares of common stock and a liquidation preference of $1.00 per share. Each share of Series B convertible preferred stock entitles the holder thereof to two hundred fifty (250) votes on all matters, the right to convert each share into two hundred fifty (250) shares of common stock and a liquidation preference of $1.00 per share.

  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

  Richard Astrom is the father of Christopher Astrom who served as CFO until he resigned in 2010.

  None of our directors or executive officers or their respective immediate family members or affiliates is indebted to us. As of the date of this report, there is no material proceeding to which any of our directors, executive officers or affiliates is a party or has a material interest adverse to us.

  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

  Audit Fees

  We were billed $51,800 for the fiscal year ended September 30, 2010 and $9,500 for the fiscal year ended September 30, 2011, for professional services rendered by the principal accountant for the audit of our annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our statutory and regulatory filings.

  Audit Related Fees

  There were $0 in audit related fees for the fiscal year ended September 30, 2011 and $0 in audit related fees for the fiscal year ended September 30, 2010. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

  Tax Fees

  Tax fees were $0 for the fiscal year ended September 30, 2011, and $0 for the fiscal year ended September 30, 2010.

  All Other Fees

  There were no other professional services rendered by our principal accountant during the last two fiscal years that were not included in the above paragraphs.

  Preapproval Policy

  Our Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Paritz & Co. LLP as the Company's independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining independence.

  PART IV

  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  (a) Financial Statements and Schedules. The following financial statements and schedules for the Company as of September 30, 2011 are filed as part of this report.

  (1) Financial statements of the Company and its subsidiaries.

  (2) Financial Statement Schedules:

  All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

  (A) EXHIBITS.

  The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

Exhibit No.	Description of Exhibits
3.01	Certificate of Incorporation(1)
3.01(a)	Certificate of Amendment of Certificate of Incorporation dated Sept. 17, 2001(1)
3.01(b)	Certificate of Designation of Series A Convertible Preferred Stock(1)
3.01(c)	Amended and Restated Series A Convertible Preferred Stock Designation (2)
3.01(d)	Series B Convertible Preferred Stock Designation (2)
3.01(e)	Certificate of Amendment to the Certificate of Incorporation(3)
3.02	By-laws(1)
10.1	Unwind Agreement(4)
21.1	Subsidiaries*
31.1	Certification of Chief Executive Officer*
32.1	Certification of principal financial and accounting officer*

  (1) Previously filed on January 19, 2006, with Form 10-SB/A Registration statement.
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
  Date: January 13, 2012

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

  MILWAUKEE IRON ARENA FOOTBALL, INC.

  By: /s/ Richard Astrom
  Name: Richard Astrom
  Title: Chief Financial Officer, Secretary, Director
  Date: January 13, 2012