Form 10-Q
period 2011-12-31
Milwaukee Iron Arena Football, Inc
filed 2012-02-21
CIK 1083383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

--------------------------------

FORM 10-Q
--------------------------------

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 2011

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

As of February 15, 2012, there were 155,892 shares of the Registrant's Common Stock outstanding.

MILWAUKEE IRON ARENA FOOTBALL, INC.

For The Quarterly Period Ended December 31, 2011

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

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONTENTS

PAGE(S)

Balance Sheets as of December 31, 2011(Unaudited) and September 30, 2011	4

Statements of Operations for the Three Months Ended December 31, 2011 and 2010 (Unaudited)	5

Statements of Cash Flows for the Three Months Ended December 31, 2011 and 2010 (Unaudited)	6

Notes to Financial Statements (Unaudited)	7-10

MILWAUKEE IRON ARENA FOOTBALL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	DECEMBER 31, 2011	SEPTEMBER 30, 2011
CURRENT ASSETS
Cash and cash equivalents	$311	$335
TOTAL CURRENT ASSETS	311	335

TOTAL ASSETS	$311	$335

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$4,100	$3,309
Officer Loan	21,309	20,500
Current liabilities of discontinued operations	-	-
TOTAL CURRENT LIABILITIES	25,409	23,809

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock A, $.001 par value; 5,000,000 shares authorized issued and outstanding	5,000	5,000
Preferred stock B, $.001 par value; 5,000,000 shares authorized issued and outstanding	5,000	5,000
Common stock, $.001 par value; 500,000,000
shares authorized 155,892 shares issued and outstanding	156	156
Additional paid-in capital	4,204,067	4,204,067
Accumulated deficit	(4,239,321)	(4,237,697)
TOTAL STOCKHOLDERS' (DEFICIT)	(25,098)	(23,474)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$311	$335

MILWAUKEE IRON ARENA FOOTBALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

(Unaudited)

	2011	2010

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	1,624	22,576
Credit facility expense - financing agreement	-	-

Total operating expenses	1,624	22,576

NET LOSS	$(1,624)	$(22,576)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.01)	$(0.05)
WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED	155,892	432,419

MILWAUKEE IRON ARENA FOOTBALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010
(Unaudited)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,624)	$(22,576)

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:

Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	791	6,700

Total adjustments	791	6,700

Net cash used in operating activities	(833)	(15,876)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from officer loan	809	15,900

Net cash provided by financing activities	809	15,900

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(24)	24

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	335	335

CASH AND CASH EQUIVALENTS - END OF PERIOD	$311	$359

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$-	$-
Income taxes paid	$-	$-

Milwaukee Iron Professional Arena Football, Inc.

Notes to Financial Statements

December 31, 2011
(Unaudited)

1 – Basis of Presentation

The unaudited, condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in our audited consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended September 30, 2011 and do not include all information and footnote disclosures included in our audited financial statements. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly, in all material respects, the consolidated financial condition, results of operations and cash flows for the periods presented. Operating results for the three months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2012. Where necessary, information for prior periods has been reclassified to conform to the consolidated financial statement presentation in the current fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in our 2011 Annual Report on Form 10-K.

2 – Nature of Operations

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

As a result of the Unwind, the Company became a shell company whose business strategy again is to enter into a reverse merger with an operating business or develop an operating business through internal growth and/or targeted acquisitions of specific businesses

Milwaukee Iron Professional Arena Football, Inc.

Notes to Financial Statements

December 31, 2011
(Unaudited)

3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Milwaukee Iron Professional Arena Football, Inc.

Notes to Financial Statements

December 31, 2011
(Unaudited)

The Company's financial instruments consisted primarily of cash and loans from officer. The carrying amounts of the Company's financial instruments generally approximate their fair values as of December 31, 2011 and 2010, respectively, due to the short-term nature of these instruments.

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

4 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has sustained net losses and has a working capital deficit of $25,098, and a stockholders’ deficit of $25,098 at December 31, 2011. In addition the Company has no operating business.

The ability of the Company to continue as a going concern is dependent on its ability to obtain debt or equity based financing and upon future commencement of operations from the development of its planned business.

Milwaukee Iron Professional Arena Football, Inc.

Notes to Financial Statements

December 31, 2011
(Unaudited)

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

5 – RELATED PARTY

The loan payable – related party represents amounts advanced to the Company from its Chief Executive Officer. These amounts are non-interest bearing and are due on demand.

6 – STOCKHOLDERS’ EQUITY (DEFICIT)

As of December 31, 2011 and 2010, the Company had issued 5,000,000 of its preferred stock series A shares and 5,000,000 of its preferred stock series B shares.

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

7 – INCOME TAXES

	September 30, 2011	September 30, 2010

Deferred tax assets	$1,271,796	$(1,271,309)
Deferred tax valuation allowance	(1,271,796)	1,271,309

Net deferred tax assets	$-	$-

Due to the uncertainty of utilizing the approximate $4,239,321 and $4,237,697 in net operating losses, for the years ended September 30, 2011 and 2010, and recognizing the deferred tax assets, an offsetting valuation allowance has been provided.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2011
COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2010

Revenues

No revenue was reported for the three months ended December 31, 2011 and 2010 due to our decision to unwind the Merger (as discussed above) and the resulting classification of operations, assets and liabilities associated with the Team as discontinued operations under GAAP.  See Note 2 to the financial statements for more information regarding the discontinued operations.

Operating Expenses

Operating expenses for the three months ended December 31, 2011 were $1,624 compared to $22,576 for the three months ended December 31, 2010.  Operating expenses decreased primarily due to the reduction of expenses following the consummation of the Unwind and our lack of operations.

Loss From Continuing Operations

We had an operating loss from continuing operations of $1,624 for the three month period ended December 31, 2011 as compared to a loss from continuing operations of $22,576 for the three month period ended December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2011 we had: (i) total assets of $311, consisting of cash, (ii) total liabilities of $25,409, comprised of an officer loan of $21,309 and accounts payable and current expenses of $4,100, (iii) a working capital deficit of $25,098 and (iv) an accumulated deficit of $4,239,321.

As of December 31, 2011 we owed our officer $21,309, which represents amounts advanced to, or on behalf of, the Company.  This debt has no specific re-payment terms and is due on demand.

Since the Unwind of the Merger, we have had no source of revenues from which to pay our operating expenses.  We have obtained working capital from related party debt, and will require additional capital from the sale of our securities, debt and/or from other sources in order to pay our current obligations. There can be no assurance that we will be successful in these efforts.

Net cash used in operating activities for the three months ended December 31, 2011 was $833, which included an increase in accounts payable and accrued expenses of $791; compared to net cash used in operating activities of $15,876 for the three months ended December 31, 2010, which included an increase in accounts payable and accrued expenses of $6,700.

Net cash provided by financing activities for the three months ended December 31, 2011 was $809 compared to net cash provided by financing activities for the three months ended December 31, 2010 of $15,900, which resulted in proceeds of a loan from officer.

Cash Requirements

At December 31, 2011 we had an accumulated deficit of $4,239,321. The report from our independent registered public accounting firm on our audited financial statements at September 30, 2011, contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern. We are seeking to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities.  We cannot predict when, if ever, we will be successful in this venture and, accordingly, we may be required to cease operations at any time.  We do not have sufficient working capital to pay our operating costs for the next 12 months and we will require additional funds to pay our legal, accounting and other fees associated with our company and its filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business.  We have no commitments from any party to provide such funds to us.  If we are unable to obtain additional capital as necessary until such time as we are able to conclude a business combination, we will be unable to satisfy our obligations and otherwise continue to meet our reporting obligations under federal securities laws.  In that event, our stock would no longer be quoted on the OTC Bulletin Board and our ability to consummate a business combination with upon terms and conditions which would be beneficial to our existing stockholders would be adversely affected.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2011.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

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

	By:	/s/ RICHARD ASTROM
Date: February 21, 2012		Name: Richard Astrom
Title: Chief Executive Officer, Principal Accounting Officer, President, Director