Form 10-Q
period 2012-06-30
Milwaukee Iron Arena Football, Inc
filed 2012-08-14
CIK 1083383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

--------------------------------

FORM 10-Q
--------------------------------

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2012

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

As of August 14, 2012, there were 155,892 shares of the Registrant's Common Stock outstanding.

MILWAUKEE IRON ARENA FOOTBALL, INC.

For The Quarterly Period Ended June 30, 2012

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

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Milwaukee Iron Professional Arena Football, Inc.
Index to Condensed Consolidated Financial Statements
June 30, 2012
(Unaudited)

CONTENTS

Page(s)

Balance Sheets as of June 30, 2012 (Unaudited) and September 30, 2011	4

Statements of Operations for the Three and Nine Months Ended June 30, 2012 and 2011 (Unaudited)	5

Statements of Cash Flows for the Nine Months Ended June 30, 2012 and 2011 (Unaudited)	6

Notes to Financial Statements (Unaudited)	7-10

MILWAUKEE IRON ARENA FOOTBALL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2012	SEPTEMBER 30, 2011
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$270	$335
TOTAL CURRENT ASSETS	270	335

TOTAL ASSETS	$270	$335

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$5,926	$3,309
Officer Loan	24,236	20,500
TOTAL CURRENT LIABILITIES	30,162	23,809

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock A, $.001 par value; 5,000,000 shares authorized issued and outstanding	5,000	5,000
Preferred stock B, $.001 par value; 5,000,000 shares authorized issued and outstanding	5,000	5,000
Common stock, $.001 par value; 500,000,000
shares authorized 155,892 shares issued and outstanding	156	156
Additional paid-in capital	4,204,067	4,204,067
Accumulated deficit	(4,244,115)	(4,237,697)
TOTAL STOCKHOLDERS' (DEFICIT)	(29,892)	(23,474)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$270	$335

MILWAUKEE IRON ARENA FOOTBALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	2,016	3,512	6,418	26,088
Reimbursement of expenses	-	(40,000)	-	(40,000)
	2,016	(36,488)	6,418	(13,912)

Total operating expenses	2,016	(36,488)	6,418	(13,912)

NET LOSS	$(2,016)	$36,488	$(6,418)	$13,912

NET LOSS PER BASIC AND DILUTED SHARES	$(0.01)	$0.23	$(0.04)	$0.06

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED	155,892	155,892	155,892	249,423

MILWAUKEE IRON ARENA FOOTBALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,418)	$13,912

Adjustments to reconcile net loss to net cash
used in operating activities:

Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	2,617	(12,400)

Net cash used in operating activities	(3,801)	1,512

CASH FLOWS FROM FINANCING ACTIVITIES
Reimbursement of expenses	-	(40,000)
Proceeds from officer loan	3,736	38,500

Net cash provided by financing activities	3,736	(1,500)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(65)	12

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	335	347

CASH AND CASH EQUIVALENTS - END OF PERIOD	$270	$359

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest paid	$-	$-
Income taxes paid	$-	$-

1 – Basis of Presentation

The unaudited, condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in our audited consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended September 30, 2011 and do not include all information and footnote disclosures included in our audited financial statements. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly, in all material respects, the consolidated financial condition, results of operations and cash flows for the periods presented. Operating results for the nine months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2012. Where necessary, information for prior periods has been reclassified to conform to the consolidated financial statement presentation in the current fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in our 2011 Annual Report on Form 10-K.

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

The Company's financial instruments consisted primarily of cash and loans from officer. The carrying amounts of the Company's financial instruments generally approximate their fair values as of June 30, 2012 and September 30, 2011, respectively, due to the short-term nature of these instruments.

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

4 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has sustained net losses and has a working capital deficit of $29,892, and a stockholders’ deficit of $29,892 at June 30, 2012. In addition, the Company has no operating business.

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

6 – STOCKHOLDERS’ EQUITY (DEFICIT)

As of June 30, 2012 and 2011, the Company had issued 5,000,000 of its preferred stock series A shares and 5,000,000 of its preferred stock series B shares.

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

7 – INCOME TAXES

	March 31, 2012	September 30, 2011

Deferred tax assets	$1,273,235	$(1,271,309)
Deferred tax valuation allowance	(1,273,235)	1,271,309

Net deferred tax assets	$-	$-

Due to the uncertainty of utilizing the approximate $4,244,115 and $4,237,697 in net operating losses, for the period ended June 30, 2012 and the year ended September 30, 2011, and recognizing the deferred tax assets, an offsetting valuation allowance has been provided.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2012
COMPARED TO THREE MONTHS ENDED JUNE 30, 2011

Revenues

Revenues for the three months ended June 30, 2012 were $0.00 compared to $0.00 for the three months ended June 30, 2011.  No revenue was reported for the above periods due to our decision to unwind the Merger (as discussed above) and our thereby becoming a non-operating company.

Operating Expenses

General and Administrative expenses for the three months ended June 30, 2012 were $2,016 compared to $3,512 for the three months ended June 30, 2011.  General and Administrative decreased primarily due to the consummation of the Unwind and our lack of operations. In addition, during the three months ended June 30, 2011 we received $40,000 for reimbursement of expenses in connection with the Unwind agreement which reduced total operating expenses for this period.

Loss from Continuing Operations

We had an operating loss from continuing operations of $2,016 for the three month period ended June 30, 2012 as compared to income from continuing operations of $(36,488) for the three month period ended June 30, 2011.

NINE MONTHS ENDED JUNE 30, 2012
COMPARED TO NINE MONTHS ENDED JUNE 30, 2011

Revenues

Revenues for the nine months ended June 30, 2012 were $0.00 compared to $0.00 for the nine months ended June 30, 2011. No revenue was reported for the above periods due to our decision to unwind the Merger (as discussed above) and our thereby becoming a non-operating company

Operating Expenses

General and Administrative expenses for the nine months ended June 30, 2012 were $6,418 compared to $26,088 for the nine months ended June 30, 2011.  General and Administrative expenses decreased primarily due to the consummation of the Unwind and our lack of operations. In addition, during the nine months ended June 30, 2011 we received $40,000 for reimbursement of expenses in connection with the Unwind agreement which reduced total operating expenses for this period.

Loss from Continuing Operations

We had an operating loss from continuing operations of $6,418 for the nine-month period ended June 30, 2012 as compared to again from continuing operations of $13,912 for the nine-month period ended June 30, 2011. Primarily due to the consummation of the Unwind.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2021 we had: (i) total assets of $270, consisting of cash, (ii) total liabilities of $30,162, comprised primarily of an officer loan (iii) a working capital deficit of $29,892 and (iv) an accumulated deficit of $4,244,115.

As of June 30, 2012 we owed our officer $24,236, which represents amounts advanced to, or on behalf of, the Company.  This debt has no specific re-payment terms and is due on demand.

Since the Unwind of the Merger, we have had no source of revenues from which to pay our operating expenses.  We have obtained working capital from related party debt, and will require additional capital from the sale of our securities, debt and/or from other sources in order to pay our current obligations. There can be no assurance that we will be successful in these efforts.

Net cash used in operating activities for the nine months ended June 30, 2012 was $3,801, compared to net cash provided by operating activities of $1,512 for the nine months ended June 30, 2011.

Net cash provided by financing activities for the nine months ended June 30, 2012 was $3,736, compared to net used in by financing activities for the nine months ended June 30, 2011 of $1,500.

Cash Requirements

At June 30, 2011 we had an accumulated deficit of $4,242,099. The report from our independent registered public accounting firm on our audited financial statements at September 30, 2011 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern. As discussed earlier in this report, we are seeking to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities.  We cannot predict when, if ever, we will be successful in this venture and, accordingly, we may be required to cease operations at any time.  We do not have sufficient working capital to pay our operating costs for the next 12 months and we will require additional funds to pay our legal, accounting and other fees associated with our company and its filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business.  We have no commitments from any party to provide such funds to us.  If we are unable to obtain additional capital as necessary until such time as we are able to conclude a business combination, we will be unable to satisfy our obligations and otherwise continue to meet our reporting obligations under federal securities laws.  In that event, our stock would no longer be quoted on the OTC Bulletin Board and our ability to consummate a business combination with upon terms and conditions which would be beneficial to our existing stockholders would be adversely affected.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2012.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is: (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of June 30, 2012.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

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

	By:	/s/ RICHARD ASTROM
Date: August 14, 2012		Name: Richard Astrom
Title: Chief Executive Officer, Principal Accounting Officer, President, Director