Form 10-Q/A
period 2012-06-30
Milwaukee Iron Arena Football, Inc
filed 2012-09-11
CIK 1083383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

--------------------------------

FORM 10-Q/A
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

As of August 14, 2012, there were 155,892 shares of the Registrant's Common Stock outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to MILWAUKEE IRON ARENA FOOTBALL, INC.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 20, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

Date: September 10, 2012	By:	/s/ RICHARD ASTROM
	Name:	Richard Astrom
	Title:	Chief Executive Officer, Principal Accounting Officer, President, Director

15