Form 10-K
period 2012-09-30
Milwaukee Iron Arena Football, Inc
filed 2013-01-14
CIK 1083383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
[ X ]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2012

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

Registrant's telephone number, including area code: (786) 236-6434

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

No sales of our common stock were made from the beginning of our last fiscal year through the end of our most recently completed second fiscal quarter. As of June 29, 2012, the only date during our last fiscal year on which our common stock was sold, the market value the aggregate market value of the voting and non-voting common equity held by non-affiliates was $45,864. There were 152,881 shares of our common voting stock held by non-affiliates on that date. This valuation is based upon such sale price, as furnished by OTC Markets Group Inc., on that date of ($0.30).

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares outstanding of the registrant's common stock as of January 14, 2012 was 155,892.

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

ITEM 1. BUSINESS

General

Milwaukee Iron Arena Football, Inc. (the “Iron” or “we” or “us” or “Company”) was incorporated in Colorado on September 19, 1983, under the name Bugs, Inc., for the purpose of using microbial and other agents, including metallurgy, to enhance oil and natural gas production and to facilitate the recovery of certain metals. Except as described below, for the past several years, we have had no revenue and have been a shell company. We have no subsidiaries.

During the fiscal year ended September 30, 2012, we conducted no business.

Recent Events

On January 26, 2010, we consummated a merger with Milwaukee Iron Professional Arena Football, LLC and Wisconsin Professional Arena Football Investment LLC as previously disclosed in our Current Report on Form 8-K filed on February 2, 2010, as subsequently amended on February 16 and February 18, 2010 (the “Merger”). Upon the closing of the Merger, we amended our articles of incorporation to change our name to Milwaukee Iron Arena Football, Inc. and amended the articles of incorporation of our former wholly owned subsidiary to change its name to Milwaukee Iron Arena Football Club, Inc. Prior to the consummation of the Merger, we were a non-operating shell company with no revenue and minimal assets. After the Merger, we were no longer a shell company and our business operations consisted of those of the Milwaukee Iron arena football team (the “Team”).

On June 22, 2010, we effectuated a 1-for-50 reverse stock split of our common stock.

On June 27, 2010, Andrew Vallozzi III resigned as an officer of our wholly owned subsidiary Milwaukee Iron Arena Football Club, Inc. On July 1, 2010, we entered into an agreement with Mr. Vallozzi terminating a previously entered into Stock Purchase Agreement dated March 10, 2010, in which we granted to Mr. Vallozzi the option to purchase certain shares of Series B Preferred Stock. In light of Mr. Vallozzi’s resignation, we agreed to cancel the Stock Purchase Agreement.

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “MWKI”. On July 19, 2010, we changed our trading symbol from “GCNV” to “MWKI.”

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

As a result of the Unwind, we became and remain a shell company. As discussed below, our business strategy again is to enter into a reverse merger with an operating business or develop an operating business through internal growth and/or targeted acquisitions of specific businesses.

History

We were formed as a Colorado corporation on September 19, 1983, under the name Bugs, Inc., for the purpose of using microbial and other agents, including metallurgy, to enhance oil and natural gas production and to facilitate the recovery of certain metals. In July 1989, we changed our name to Genesis Services, Inc. In September 1990, we changed our name to Genesis Capital Corporation.

On December 22, 1998, we incorporated Genesis Capital Corporation of Nevada as a Nevada subsidiary with whom we merged to re-domicile to Nevada and effected a reverse split of our common stock. On March 9, 1999, these parties executed Articles of Merger by which our stockholders received one share of new (Nevada) common stock for every 2,000 shares of old (Colorado) common stock. Holders of preferred stock in the old Colorado Corporation received preferred stock in the new Nevada Corporation on a 1-for-1 basis.

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

On March 12, 2007, we effected a 1-for-100 reverse split of our common stock and on April 24, 2008, we effected a 1-for-500 reverse split of our common stock, with all fractional shares rounded up to the nearest whole share. The reverse stock splits did not change the par value nor change the number of authorized shares of our common stock.

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

We have, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, we believe that we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K’s, 10-K’s, 10-Q’s, agreements and related reports and documents. The Securities Exchange Act of 1934 (the “Exchange Act”) requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act.

The analysis of new business opportunities will be undertaken by, or under the supervision of, our sole officer and director. We intend to concentrate on identifying preliminary prospective business opportunities, which may be brought to its attention through present associations of our sole officer and director. In analyzing prospective business opportunities, we will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. We expect to meet personally with management and key personnel of any business opportunity as part of their investigation of our company. To the extent possible, we intend to utilize written reports and investigation to evaluate the above factors.

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

With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of the Company which the target company stockholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company’s assets and liabilities, our stockholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition than they did before the acquisition. Such percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition can be expected to have a significant dilutive effect on the percentage of shares held by our stockholders.

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

We Have Minimal Assets, Have Had No Operations and Have Generated No Revenues for Several Years.

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

Our Auditor Has Raised Doubt as to Whether We Can Continue as a Going Concern.

We have not generated any revenues nor have we had any operations for several years, including our most recent fiscal year. As of September 30, 2012, we have a total stockholders’ deficit and working capital deficiency of $34,214. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or even worthless.

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

Under the rules of the SEC, we are characterized as both a “blank check” company and a “shell company.” The term “blank check company” is defined as a company that is a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and is issuing “penny stock,” as defined in Rule 3a51-1 under the Exchange Act.

A “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. Because we are a “shell check” company, Rule 144 promulgated under the Securities Act of 1933 (“Rule 144”) is not available to our stockholders and we are required to comply with additional SEC rules regarding any offerings we may undertake. Sales of our securities pursuant to Rule 144 may not be made until we meet all of the following conditions: (a) we have ceased to be a “shell company; (b) we are subject to Section 13 or 15(d) of the Exchange Act, and have filed all of our required periodic reports for a period of one year; and a period of at least twelve months has elapsed from the date “Form 10 information” has been filed with the Commission reflecting the Company’s status as a non-shell company. As a result, any securities that we issue to consultants, employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until we have complied with the above conditions.

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

ITEM 4.   (REMOVED AND RESERVED).

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “MWKI”. On July 19, 2010, we changed our trading symbol from “GCNV” to “MWKI.” The trading of our common stock is limited and sporadic.

The following table reflects the high and low closing bid information for our common stock for each fiscal quarter during the fiscal years ended September 30, 2012 and 2011. The bid information was obtained from the OTC Markets, Inc. and reflects prices between dealers, without retail mark-up, markdown or commission, and may not represent actual transactions.

Quarter Ended	Closing Bid High	Closing Bid Low

Fiscal Year 2012*
September 30, 2012	$0.30	$0.20
June 30, 2012	$0.30	$0.30
March 31, 2012	$0.30	$0.30
December 31, 2002	$0.45	$0.30

Fiscal Year 2011
September 30, 2011	$0.55	$0.45
June 30, 2011	$0.55	$0.55
March 31, 2011	$0.55	$0.21
December 31, 2010	$0.21	$0.21

As of September 30, 2012, there were 189 holders of record of our common stock.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities.

None, during the fiscal years that ended September 30, 2012 and 2011.

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

RESULTS OF OPERATIONS
FISCAL YEAR ENDED SEPTEMBER 30, 2012 COMPARED TO
FISCAL YEAR ENDED SEPTEMBER 30, 2011

Revenues

Revenues for the fiscal year ended September 30, 2012 were $0.00 compared to $0.00 for the fiscal year ended September 30, 2011.

Operating Expenses

Operating loss for the fiscal year ended September 30, 2012 was $10,740 compared to an operating income of $7,079 for the fiscal year ended September 30, 2011. Our operating expenses were $22,184 lower for the fiscal year ended September 30, 2012, than for the fiscal year ended September 30, 2011, primarily due to a reduction in general and administrative expenses and the expenses owing to our inactivity during the current fiscal year. In addition, our operating expenses for the fiscal year ended September 30, 2011, were offset by the receipt of a payment of $40,000, which has been recorded as a reduction of operating expenses, in connection with the Unwind Agreement, as described above.

Income (Loss) from Operations

We had an operating loss of $10,740 for the fiscal year ended September 30, 2012, as compared to operating income of $7,079 for the fiscal year ended September 30, 2011, primarily due to the decrease in operating expenses and the receipt of $40,000, described above.

Net Income (Loss) Applicable To Common Stock

Net loss from operations applicable to common stock for the fiscal year ended September 30, 2012, was $10,740, compared to net income of $7,079 for the fiscal year ended September 30, 2011. The reasons for this change are discussed above

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2012, we had total assets of $270 compared to $335 at September 30, 2011. On September 30, 2012, we had cash and cash equivalents of $270 and a stockholder deficit of $34,214.

All assets are recorded at historical cost. Management reviews on an annual basis the book value, along with the prospective dismantlement, restoration, and abandonment costs and estimate residual value for the assets, in comparison to the carrying values on the financial statements.

Net Cash (Used in) Provided By Operating Activities

During the fiscal year ended September 30, 2012, cash used in operating activities was $7,301, compared to $5,512 during the fiscal year ended September 30, 2011.

Net Cash Used in Investing Activities

We did not utilize any cash in investing activities of continuing operations during the fiscal year ended September 30, 2012 or 2011.

Net Cash (Used in) Provided by Financing Activities

During the fiscal year ended September 30, 2012 and 2011, respectively, we received $7,236 and $5,500, in the form of loans from our chief executive officer.

At September 30, 2012, we had an accumulated deficit of $34,214. The report from our independent registered public accounting firm on our audited financial statements at September 30, 2012, contains a paragraph regarding doubt as to our ability to continue as a going concern. As discussed earlier in this report, we are seeking to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. We cannot predict when, if ever, we will be successful in this venture and, accordingly, we may be required to cease operations at any time. We do not have sufficient working capital to pay our operating costs for the next 12 months and we will require additional funds to pay our legal, accounting and other fees associated with our company and its filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2012, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Milwaukee Iron Arena Football, Inc.

We have audited the accompanying balance sheets of Milwaukee Iron Arena Football, Inc. as of September 30, 2012 and 2011, and the related statements of operations, changes in stockholders deficit and cash flows for the years ended September 30,2012 and 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has sustained net losses and has a working capital deficit of $34,214, and a stockholders’ deficit of $34,214 at September 30, 2012. In addition the Company has no operating business. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Milwaukee Iron Arena Football, Inc. as of September 30, 2011 and the results of its operations and its cash flow for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Paritz and Company P.A.
Hackensack, N.J.

January 4, 2013

MILWAUKEE IRON ARENA FOOTBALL, INC.
BALANCE SHEETS
AS AT SEPTEMBER 30, 2012 AND 2011

ASSETS
	2012	2011
CURRENT ASSETS
Cash	$270	$335
TOTAL CURRENT ASSETS	270	335

TOTAL ASSETS	$270	$335

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$6,748	$3,309
Loan payable - related party	27,736	20,500
TOTAL CURRENT LIABILITIES	34,484	23,809

TOTAL LIABILITIES	34,484	23,809

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock A, $.001 par value; 5,000,000 shares authorized issued and outstanding	5,000	5,000
Preferred stock B, $.001 par value; 5,000,000 shares authorized issued and outstanding	5,000	5,000
Common stock, $.001 par value; 500,000,000 shares authorized 155,892
shares issued and outstanding	156	156
Additional paid-in capital	4,204,067	4,204,067
Accumulated deficit	(4,248,437)	(4,237,697)
TOTAL STOCKHOLDERS' (DEFICIT)	(34,214)	(23,474)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$270	$335

The accompanying notes are an integral part of the financial statements.

MILWAUKEE IRON ARENA FOOTBALL, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

	2012	2011

OPERATING EXPENSES (INCOME)
General and administrative expenses	10,740	32,921
Reimbursment of expenses	-	(40,000)

Total operating expenses (income)	10,740	(7,079)

Net Income (Loss)	(10,740)	7,079

NET LOSS PER BASIC AND DILUTED SHARES	(0.07)	0.03

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED	155,892	225,592

The accompanying notes are an integral part of the financial statements.

MILWAUKEE IRON ARENA FOOTBALL, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(10,740)	$7,079

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:

Changes in assets and liabilities:
Increase (decrease) in liabilities
Increase (decrease) in accounts payable and accrued expenses	3,439	(12,591)

Total adjustments	3,439	(12,591)

Net cash used in operating activities	(7,301)	(5,512)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loan	7,236	5,500

Net cash provided by financing activities	7,236	5,500

DECREASE IN CASH	(65)	(12)

CASH - BEGINNING OF YEAR	335	347

CASH - END OF YEAR	$270	$335

The accompanying notes are an integral part of the financial statements.

MILWAUKEE IRON ARENA FOOTBALL, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)
SEPTEMBER 30, 2012

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-in
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance, October 1, 2010	5,000,000	$5,000	5,000,000	$5,000	635,901	$636	$2,561,056	$(4,244,776)	$(1,673,084)

To record the cancellation of shares to unwind reverse merger					(480,009)	(480)	1,643,011		1,642,531

Net Income for the year ended September 30, 2011								7,079	7,079

Balance, September 30, 2011	5,000,000	$5,000	5,000,000	$5,000	155,892	$156	$4,204,067	$(4,237,697)	$(23,474)

Net loss for the year ended September 30, 2012								(10,740)	(10,740)

Balance, September 30, 2012	5,000,000	$5,000	5,000,000	$5,000	155,892	$156	$4,204,067	$(4,248,437)	$(34,214)

The accompanying notes are an integral part of the financial statements.

Milwaukee Iron Professional Arena Football, Inc.
Financial Statements

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future non-confirming events. Accordingly, the actual results could differ significantly from estimates.

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

  The Company's financial instruments consisted primarily of cash and loans from officer. The carrying amounts of the Company's financial instruments generally approximate their fair values as of September 30, 2012 and 2011, respectively, due to the short-term nature of these instruments.

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

  3 – GOING CONCERN

  As reflected in the accompanying financial statements, the Company has sustained net losses and has a working capital deficit of $34,214, and a stockholders’ deficit of $34,214at September 30, 2012. In addition, the Company has no operating business.

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

  5 – STOCKHOLDERS’ EQUITY (DEFICIT)

  As of September 30, 2012 and 2011, the Company had issued 5,000,000 of its preferred stock series A shares and 5,000,000 of its preferred stock series B shares.

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

  6 – INCOME TAXES

	September 30, 2012	September 30, 2011

Deferred tax assets	$(1,013,200)	$(1,029,800)
Deferred tax valuation allowance	1,013,200	1,029,800

Net deferred tax assets	$-	$-

  Due to the uncertainty of utilizing the approximate $2,894,760 and $2,902,500 in net operating losses, for the years ended September 30, 2012 and 2011, and recognizing the deferred tax assets, an offsetting valuation allowance has been provided.

  The Company files tax returns that are subject to audit by tax authorities beginning with the year ended September 30, 2009.The Company’s policy is to classify assessments, if any, for tax and related interest and penalties as tax expense. Tax returns have been filed through the year ended September 30, 2011.

  7 – SUBSEQUENT EVENTS

  In accordance with ASC Topic 855-10, The Company has analyzed its operations subsequent to September 30, 2012 to the date these financial statements were issued, and has determined that it does not have material subsequent events to disclose in these financial statements.

  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None

  ITEM 9A.  CONTROLS AND PROCEDURES

  Evaluation of Disclosure Controls and Procedures

  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act as of September 30, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were not effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by our company in the reports we file or submit under the Exchange Act is: (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was not effective as of September 30, 2012. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of September 30, 2012:

  We have difficulty in accounting for complex accounting transactions particularly as it relates to complex equity transactions.
  Documented processes do not exist for several key processes

  Because of the material weaknesses noted above, we have concluded that we did not maintain effective internal control over financial reporting as of September 30, 2012, based on Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by COSO.

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

  ITEM 9B.  OTHER INFORMATION

  None

  PART III

  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

  The following individual was serving as an executive officer in the following positions on September 30, 2012:

Name	Age	Position

Richard Astrom	65	CEO, Secretary, Treasurer, Director, CFO

  Richard S. Astrom (65). Mr. Astrom has been an officer and director of the Company since November 1, 2001. From 1995 through June 2007, Mr. Astrom served as President and Chief Executive Officer of National Realty and Mortgage, Inc. He also served as a director of Capital Solutions I, Inc. until December 2007. He has been an active real estate broker in Florida since 1969. Mr. Astrom earned a Bachelor’s Degree in Business Administration from the University of Miami.

  All executive officers are elected by the Board and hold office until the next Annual Meeting of stockholders and until their successors are elected and qualify.

  Compliance with Section 16(a) of the Exchange Act

  Section 16(a) of the Exchange Act requires the registrant’s officers and directors, and persons who own more than 10% of a registered class of the registrant’s equity securities, to file reports of ownership and changes in ownership of equity securities of the Registrant with the Securities and Exchange Commission. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the registrant with copies of all Section 16(a) forms that they file.

  ITEM 11. EXECUTIVE COMPENSATION

  (a) Compensation.

  The following table sets forth compensation awarded to, earned by or paid to our Chief Executive Officer and the four other most highly compensated executive officers with compensation in excess of $100,000 for the years ended September 30, 2012 and 2011 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Christopher Astrom, CFO	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0
Richard Astrom, sec/treas, CEO	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0

OUTSTANDING EQUITY AWARDS AT SEPTEMBER 30, 2012
	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Richard Astrom	0	0	0	0	0	0	0	0	0

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

  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

  The following table sets forth certain information regarding the beneficial ownership of Common Stock as of September 30, 2012, for each person, other than directors and executive officers, who is known by us to own beneficially five percent (5%) or more of its outstanding Common Stock.

  Security Ownership of five percent (5%) Shareholders

Security Ownership of five percent (5%) Shareholders
Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
NONE

  Security Ownership of Management

  The following table sets forth certain information regarding the beneficial ownership of Common Stock as of September 30, 2012, for the following: (1) each of our directors and executive officers and (1) our directors and executive officers as a group.

Security Ownership of Management
Title of Class	Name of Beneficial Owner	Amount and nature of Beneficial Ownership(1)	Percent of Class(1)
Common	Richard Astrom	3,011	2%
Preferred	Richard Astrom	10,000,000	100%
Directors and Executive officers as a group (1)

  (1) Based on an aggregate of 155,892 common shares and 10,000,000 preferred shares outstanding as of September 30, 2012 (post-split). Each share of Series A convertible preferred stock entitles the holder thereof to 25 votes on all matters, the right to convert each share into 25 shares of common stock and a liquidation preference of $1.00 per share. Each share of Series B convertible preferred stock entitles the holder thereof to two hundred fifty (250) votes on all matters, the right to convert each share into two hundred fifty (250) shares of common stock and a liquidation preference of $1.00 per share.

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

  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

  Audit Fees

  We were billed $3,500 for the fiscal year ended September 30, 2012, and $9,500 for the fiscal year ended September 30, 2011, for professional services rendered by the principal accountant for the audit of our annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our statutory and regulatory filings.

  Audit Related Fees

  There were $0 in audit related fees for the fiscal year ended September 30, 2012 and $0 in audit related fees for the fiscal year ended September 30, 2011. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

  Tax Fees

  Tax fees were $0 for the fiscal year ended September 30, 2012, and $0 for the fiscal year ended September 30, 2011.

  All Other Fees

  There were no other professional services rendered by our principal accountant during the last two fiscal years that were not included in the above paragraphs.

  Preapproval Policy

  Our Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Paritz & Company, P.A. as the Company’s independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining independence.

  PART IV

  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  (a) Financial Statements and Schedules. The following financial statements and schedules for the Company as of September 30, 2012 are filed as part of this report.

  (1) Financial statements of the Company and its subsidiaries.

  (2) Financial Statement Schedules:

  All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

  (A) EXHIBITS.

  The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

Exhibit No.	Description of Exhibits
3.01	Certificate of Incorporation(1)
3.01(a)	Certificate of Amendment of Certificate of Incorporation dated Sept. 17, 2001(1)
3.01(b)	Certificate of Designation of Series A Convertible Preferred Stock(1)
3.01(c)	Amended and Restated Series A Convertible Preferred Stock Designation (2)
3.01(d)	Series B Convertible Preferred Stock Designation (2)
3.01(e)	Certificate of Amendment to the Certificate of Incorporation(3)
3.02	By-laws(1)
10.1	Unwind Agreement(4)

31.1	Certification of Chief Executive Officer(5)
32.1	Certification of Principal Financial and Accounting Officer(5)

  (1) Previously filed on January 19, 2006, with Form 10-SB/A Registration Statement.
  (2) Previously filed on February 22, 2007, with Current Report on Form 8-K.
  (3) Previously filed on April 21, 2008, with Information Statement on Schedule 14C.
  (4) Previously filed on December 1, 2010, with Current Report on Form 8-K.
  (5) Filed herewith.

  SIGNATURES

  In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  MILWAUKEE IRON ARENA FOOTBALL, INC.

  By: /s/ Richard Astrom
   Name: Richard Astrom
  Title: Chief Executive Officer, Director
  Date: January 14, 2013

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

  MILWAUKEE IRON ARENA FOOTBALL, INC.

  By: /s/ Richard Astrom
   Name: Richard Astrom
  Title: Chief Financial Officer, Secretary, Director
  Date: January 14, 2013