Form 10-Q
period 2012-12-31
Milwaukee Iron Arena Football, Inc
filed 2013-02-20
CIK 1083383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

--------------------------------

FORM 10-Q
--------------------------------

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 2012

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

(718) 236-6434
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

As of February 14, 2013, there were 155,892 shares of the Registrant's Common Stock outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Milwaukee Iron Professional Arena Football, Inc.
Index to Financial Statements
December 31, 2012
(Unaudited)

CONTENTS

Page(s)

Balance Sheets as of December 31, 2012 (Unaudited) and September 30, 2012	4

Statements of Operations for the Three Months Ended December 31, 2012 and 2011 (Unaudited)	5

Statements of Cash Flows for the Three Months Ended December 31, 2012 and 2011 (Unaudited)	6

Notes to Financial Statements (Unaudited)	7-10

MILWAUKEE IRON ARENA FOOTBALL, INC.
BALANCE SHEETS
(Unaudited)

ASSETS
	DECEMBER 31, 2012	SEPTEMBER 30, 2012
CURRENT ASSETS
Cash	$270	$270
TOTAL CURRENT ASSETS	270	270

TOTAL ASSETS	$270	$270

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$8,848	$6,748
Loan payable - related party	27,736	27,736
TOTAL CURRENT LIABILITIES	25,409	23,809

TOTAL LIABILITIES	36,584	34,484

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock A, $.001 par value; 5,000,000 shares authorized issued and outstanding	5,000	5,000
Preferred stock B, $.001 par value; 5,000,000 shares authorized issued and outstanding	5,000	5,000
Common stock, $.001 par value; 500,000,000
shares authorized 155,892 shares issued and outstanding	156	156
Additional paid-in capital	4,204,067	4,204,067
Accumulated deficit	(4,250,537)	(4,248,437)
TOTAL STOCKHOLDERS' (DEFICIT)	(36,314)	(34,214)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$270	$270

The accompanying notes are an integral part of the condensed financial statements.

MILWAUKEE IRON ARENA FOOTBALL, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

(Unaudited)

	2012	2011

OPERATING EXPENSES (INCOME)
General and administrative expenses	2,100	1,624

Total operating expenses (income)	2,100	1,624

Net Income (Loss)	$(2,100)	$(1,624)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.01)	$(0.01)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED	155,892	155,892

The accompanying notes are an integral part of the condensed financial statements.

MILWAUKEE IRON ARENA FOOTBALL, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011
(Unaudited)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,100)	$(1,624)

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:

Changes in assets and liabilities:
Increase (decrease) in liabilities
Increase (decrease) in accounts payable and accrued expenses	2,100	791

Total adjustments	2,100	791

Net cash used in operating activities	-	(833)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from officer loan	-	809

Net cash provided by financing activities	-	809

DECREASE IN CASH	-	(24)

CASH - BEGINNING OF PERIOD	270	335

CASH - END OF PERIOD	$270	$311

The accompanying notes are an integral part of the condensed financial statements.

1 – Basis of Presentation

The unaudited, condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited condensed financial statements have been prepared in accordance with the accounting policies described in our audited financial statements included in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended September 30, 2012 and do not include all information and footnote disclosures included in our audited financial statements. In the opinion of management, the accompanying unaudited, condensed financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly, in all material respects, the financial condition, results of operations and cash flows for the periods presented. Operating results for the three months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2013. Where necessary, information for prior periods has been reclassified to conform to the financial statement presentation in the current fiscal year. These unaudited condensed financial statements should be read in conjunction with our audited financial statements and accompanying notes included in our 2011 Annual Report on Form 10-K.

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

As a result of the Unwind, the Company returned to a shell company whose business strategy again is to enter into a reverse merger with an operating business or develop an operating business through internal growth and/or targeted acquisitions of specific businesses.

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

The Company's financial instruments consisted primarily of cash and loans from officer. The carrying amounts of the Company's financial instruments generally approximate their fair values as of December 31, 2012 and September 30, 2012, respectively, due to the short-term nature of these instruments.

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

4 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has sustained net losses and has a working capital deficit of $36,314, and a stockholders’ deficit of $36,314 at December 31, 2012. In addition, the Company has no operating business.

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

6 – STOCKHOLDERS’ EQUITY (DEFICIT)

As of December 31, 2012 and September 30, 2012, the Company had issued 5,000,000 of its preferred stock series A shares and 5,000,000 of its preferred stock series B shares.

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

7 – INCOME TAXES

	December 31, 2012	September 30, 2011

Deferred tax assets	$(1,018,000)	$(1,016,900)
Deferred tax valuation allowance	1,018,000	1,016,900

Net deferred tax assets	$-	$-

Due to the uncertainty of utilizing the approximate $2,907,600 and $2,905,500 in net operating losses, for the as of December 31, 2012 and September 30, 2012, and recognizing the deferred tax assets, an offsetting valuation allowance has been provided.

The Company files tax returns that are subject to audit by tax authorities beginning with the year ended September 30, 2009.The Company’s policy is to classify assessments, if any, for tax and related interest and penalties as tax expense. Tax returns have been filed through the year ended September 30, 2011.

8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, The Company has analyzed its operations subsequent to December 31, 2012 to the date these financial statements were issued, and has determined that it does not have material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2012
COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2011

Revenues

Revenues for the three months ended December 31, 2012 were $0.00 compared to $0.00 for the three months ended December 31, 2011. No revenue was reported for the above periods due to our decision to unwind the Merger (as discussed above) and our thereby becoming a non-operating company.

Operating Expenses

General and Administrative expenses for the three months ended December 31, 2012 were $2,100 compared to $1,624 for the three months ended December 31, 2011. General and Administrative expenses increased due to increased costs.

Net Loss

We had a net loss of $2,100 for the three month period ended December 31, 2012, a net loss of $1,624 for the three month period ended December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2012 we had: (i) total assets of $270, consisting of cash, (ii) total liabilities of $36,584, comprised primarily of an officer loan (iii) a working capital deficit of $36,314 and (iv) an accumulated deficit of $4,250,537.

As of December 31, 2012 we owed our officer $27,336, which represents amounts advanced to, or on behalf of, the Company. This debt has no specific re-payment terms and is due on demand.

Since the Unwind of the Merger, we have had no source of revenues from which to pay our operating expenses. We have obtained working capital from related party debt, and will require additional capital from the sale of our securities, debt and/or from other sources in order to pay our current obligations. There can be no assurance that we will be successful in these efforts.

Net cash used in operating activities for the three months ended December 31, 2012, was $0, compared to net cash used in operating activities for the three months ended December 31, 2011, of $833.

Net cash provided by financing activities for the three months ended December 31, 2012 was $0, compared to net provided by financing activities for the three months ended December 31, 2011, of $809.

Cash Requirements

At December 31, 2012, we had an accumulated deficit of $4,250,537. The report from our independent registered public accounting firm on our audited financial statements at September 30, 2012, contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern. As discussed earlier in this report, we are seeking to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. We cannot predict when, if ever, we will be successful in this venture and, accordingly, we may be required to cease operations at any time. We do not have sufficient working capital to pay our operating costs for the next 12 months and we will require additional funds to pay our legal, accounting and other fees associated with our company and its filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. We have no commitments from any party to provide such funds to us. If we are unable to obtain additional capital as necessary until such time as we are able to conclude a business combination, we will be unable to satisfy our obligations and otherwise continue to meet our reporting obligations under federal securities laws. In that event, our stock would no longer be quoted on the OTC Bulletin Board and our ability to consummate a business combination with upon terms and conditions which would be beneficial to our existing stockholders would be adversely affected.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is: (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2012. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

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

	By:	/s/ RICHARD ASTROM
Date: February 19, 2013		Name: Richard Astrom
Title: Chief Executive Officer, Principal Accounting Officer, President, Director