Form 10-Q
period 2013-03-31
Milwaukee Iron Arena Football, Inc
filed 2013-05-13
CIK 1083383

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

--------------------------------

FORM 10-Q
--------------------------------

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2013

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

As of April 30, 2013, there were 155,892 shares of the Registrant's Common Stock outstanding.

MILWAUKEE IRON ARENA FOOTBALL, INC.
For The Quarterly Period Ended March 31, 2013

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MILWAUKEE IRON ARENA FOOTBALL, INC.
BALANCE SHEETS
(Unaudited)

ASSETS
	MARCH 31, 2013	SEPTEMBER 30, 2012
CURRENT ASSETS
Cash	$270	$270
TOTAL CURRENT ASSETS	270	270

TOTAL ASSETS	$270	$270

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$10,948	$6,748
Loan payable - related party	27,736	27,736
TOTAL CURRENT LIABILITIES	38,684	34,484

STOCKHOLDERS' EQUITY (DEFICIT)
Series A Preferred Stock, $.001 par value per share; 5,000,000 shares authorized issued and outstanding	5,000	5,000
Series B Preferred Stock, $.001 par value per share; 5,000,000 shares authorized issued and outstanding	5,000	5,000
Common stock, $.001 par value per share; 500,000,000
shares authorized 155,892 shares issued and outstanding	156	156
Additional paid-in capital	4,204,067	4,204,067
Accumulated deficit	(4,252,637)	(4,248,437)
TOTAL STOCKHOLDERS' (DEFICIT)	(38,414)	(34,214)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$270	$270

The accompanying notes are an integral part of the condensed financial statements.

MILWAUKEE IRON ARENA FOOTBALL, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2013 AND 2012

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012

OPERATING EXPENSES
General and administrative expenses	2,100	2,778	4,200	4,402

Total operating expenses	2,100	2,778	4,200	4,402

NET LOSS	$(2,100)	$(2,778)	$(4,200)	$(4,402)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.01)	$(0.02)	$(0.03)	$(0.03)
WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED	155,892	155,892	155,892	155,892

The accompanying notes are an integral part of the condensed financial statements.

MILWAUKEE IRON ARENA FOOTBALL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2013 AND 2012
(Unaudited)

	Six Months Ended March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,200)	$(4,402)

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:

Changes in assets and liabilities:
Increase (decrease) in liabilities
Increase (decrease) in accounts payable and accrued expenses	4,200	617

Total adjustments	4,200	617

Net cash (used in) operating activities	-	(3,785)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from officer loan	-	3,736

Net cash provided by financing activities	-	3,736

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(49)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	270	335

CASH AND CASH EQUIVALENTS - END OF PERIOD	$270	$286

The accompanying notes are an integral part of the condensed financial statements.

Milwaukee Iron Professional Arena Football, Inc.
Notes to Financial Statements
March 31, 2013
(Unaudited)

1 – Basis of Presentation

The unaudited, condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited condensed financial statements have been prepared in accordance with the accounting policies described in our audited financial statements included in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended September 30, 2012, and do not include all information and footnote disclosures included in our audited financial statements. In the opinion of management, the accompanying unaudited, condensed financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly, in all material respects, the financial condition, results of operations and cash flows for the periods presented. Operating results for the three and six months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2013. Where necessary, information for prior periods has been reclassified to conform to the financial statement presentation in the current fiscal year. These unaudited condensed financial statements should be read in conjunction with our audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended September 30, 2012.

2 – Nature of Operations

Milwaukee Iron Arena Football Inc., formerly known as Genesis Capital Corporation (the “Company”), was incorporated in the State of Colorado in 1983.

The Company is a shell company whose business strategy again is to enter into a reverse merger with an operating business or develop an operating business through internal growth and/or targeted acquisitions of specific businesses.

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

The Company's financial instruments consisted primarily of cash and loans from officer. The carrying amounts of the Company's financial instruments generally approximate their fair values as of March 31, 2013, and September 30, 2012, respectively, due to the short-term nature of these instruments.

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

4 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has sustained net losses and has a working capital deficit of $38,414, and a stockholders’ deficit of $38,414, at March 31, 2013. In addition, the Company has no operating business.

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

6 – STOCKHOLDERS’ EQUITY (DEFICIT)

As of March 31, 2013, and September 30, 2012, the Company had issued 5,000,000 shares of its Series A Preferred Stock and 5,000,000 shares of its Series B Preferred Stock.

On June 22, 2010, the Board of Directors authorized and the Company effected a 1-for-50 reverse split of the Company’s common stock. The number of authorized shares of the Company’s common stock, its par value and its other terms were not affected by the reverse stock split. The share numbers and per share amounts in the financial statements and the notes to the financial statements reflect the retroactive application of this reverse stock split.

7 – INCOME TAXES

	March 31, 2013	September 30, 2012

Deferred tax assets	$(1,018,400)	$(1,016,900)
Deferred tax valuation allowance	1,018,400	1,016,900

Net deferred tax assets	$-	$-

Due to the uncertainty of utilizing the approximate $2,909,700 and $2,905,500 in net operating losses, as of March 31, 2013, and September 30, 2012, and recognizing the deferred tax assets, an offsetting valuation allowance has been provided.

The Company files tax returns that are subject to audit by tax authorities beginning with the year ended September 30, 2009. The Company’s policy is to classify assessments, if any, for tax and related interest and penalties as tax expense. Tax returns have been filed through the year ended September 30, 2011.

8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2012, to the date on which these financial statements were issued, and has determined that it does not have material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

General

Milwaukee Iron Arena Football Inc., formerly known as Genesis Capital Corporation (the “Company” or “we” or “us” or “our”), was incorporated in the State of Colorado in 1983, under the name Bugs, Inc., for the purpose of using microbial and other agents, including metallurgy, to enhance oil and natural gas production and to facilitate the recovery of certain metals. Except as described below, for the past several years, we have had no revenue and have been a shell company.

On January 26, 2010, we consummated a merger with Milwaukee Iron Professional Arena Football, LLC and Wisconsin Professional Arena Football Investment LLC (collectively, along with their equity owners, the “Merger Partner”) as previously disclosed in our Current Report on Form 8-K filed on February 2, 2010, as subsequently amended on February 16, and February 18, 2010 (the “Merger”). Upon the closing of the Merger, we amended our articles of incorporation to change our name to Milwaukee Iron Arena Football, Inc. and amended the articles of incorporation of our wholly owned subsidiary to change its name to Milwaukee Iron Arena Football Club, Inc. Prior to the consummation of the Merger, we were a shell company. After the Merger, we were no longer a shell company and our business operations consisted of those of the Milwaukee Iron arena football team; a member team (the “Team”) of Arena Football One, a professional arena football league.

Because efforts to fund and develop the Team had not been successful, we determined that in the interest of our stockholders, it would be advantageous for all parties to unwind the Merger, dispose of the Team and become a shell company seeking an operating business.

Accordingly, on November 23, 2010 (as previously disclosed in our Current Report on Form 8-K filed on December 1, 2010), we entered into an Unwind Agreement whereby the parties thereto mutually agreed to unwind the Merger (the “Unwind”).

As a result of the Unwind, we once again became a “shell company”. We intend to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. Our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages that we may offer. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because we have nominal assets and limited financial resources.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2013
COMPARED TO THREE MONTHS ENDED MARCH 31, 2012

Revenues

Revenues for the three months ended March 31, 2013, were $0.00 compared to $0.00 for the three months ended March 31, 2012. No revenue was reported for the above periods due to our decision to unwind the Merger (as discussed above) and our thereby becoming a non-operating company.

Operating Expenses

Operating expenses for the three months ended March 31, 2013, were $2,100 compared to $2,278 for the three months ended March 31, 2012. Operating expenses decreased due to lower general and administrative expenses.

Net Loss

We had a net loss from continuing operations of $2,100 for the three-month period ended March 31, 2013 as compared to a loss from continuing operations of $2,278 for the three-month period ended March 31, 2012.

SIX MONTHS ENDED MARCH 31, 2013
COMPARED TO SIX MONTHS ENDED MARCH 31, 2012

Revenues

Revenues for the six months ended March 31, 2013, were $0.00 compared to $0.00 for the six months ended March 31, 2012. No revenue was reported for the above periods due to our decision to unwind the Merger (as discussed above) and our thereby becoming a non-operating company

Operating Expenses

Operating expenses for the six months ended March 31, 2013, were $4,200 compared to $4,402 for the six months ended March 31, 2012. Operating expenses decreased primarily due to our lack of operations.

Net Loss

We had an operating loss from continuing operations of $4,200 for the six-month period ended March 31, 2013, as compared to a loss from continuing operations of $4,402 for the six-month period ended March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2013, we had: (i) total assets of $270, consisting of cash, (ii) total liabilities of $38,364, comprised primarily of an officer loan, (iii) a working capital deficit of $38,414 and (iv) an accumulated deficit of $4,252,637.

As of March 31, 2013 we owed our officer $27,736, which represents amounts advanced to, or on behalf of, the Company. This debt has no specific repayment terms and is due on demand.

Since the Unwind of the Merger, we have had no source of revenues from which to pay our operating expenses. We have obtained working capital from related party debt, and will require additional capital from the sale of our securities, debt and/or from other sources in order to pay our current obligations. There can be no assurance that we will be successful in these efforts.

Net cash used in operating activities for the six months ended March 31, 2013, was $0, compared to net cash used in operating activities of $3,785 for the six months ended March 31, 2012.

Net cash provided by financing activities for the six months ended March 31, 2013, was $0, compared to net cash provided by financing activities for the six months ended March 31, 2012 of $3,736.

Cash Requirements

At March 31, 2013, we had an accumulated deficit of $4,252,637. The report from our independent registered public accounting firm on our audited financial statements at September 30, 2012, contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern. As discussed earlier in this report, we are seeking to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. We cannot predict when, if ever, we will be successful in this venture and, accordingly, we may be required to cease operations at any time. We do not have sufficient working capital to pay our operating costs for the next 12 months and we will require additional funds to pay our legal, accounting and other fees associated with our company and its filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. We have no commitments from any party to provide such funds to us. If we are unable to obtain additional capital as necessary until such time as we are able to conclude a business combination, we will be unable to satisfy our obligations and otherwise continue to meet our reporting obligations under federal securities laws. In that event, our stock would no longer be quoted on the OTC Bulletin Board and our ability to consummate a business combination with upon terms and conditions which would be beneficial to our existing stockholders would be adversely affected.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is: (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

	By:	/s/ RICHARD S. ASTROM
Date: May 10, 2013		Name: Richard S. Astrom
Title: Chief Executive Officer, Principal Accounting Officer, President, Director