Form 10-Q
period 2013-06-30
Milwaukee Iron Arena Football, Inc
filed 2013-07-29
CIK 1083383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

--------------------------------
FORM 10-Q
--------------------------------

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2013

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

As of June 30, 2013, there were 155,892 shares of the Registrant's Common Stock outstanding.

MILWAUKEE IRON ARENA FOOTBALL, INC.
For The Quarterly Period Ended June 30, 2013

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MILWAUKEE IRON ARENA FOOTBALL, INC.
CONDENSED BALANCE SHEETS
(unaudited)

	JUNE 30, 2013	SEPTEMBER 30, 2012
ASSETS
CURRENT ASSETS
Cash	$270	$270
TOTAL CURRENT ASSETS	270	270

TOTAL ASSETS	$270	$270

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$11,248	$6,748
Loan payable - related party	29,536	27,736
TOTAL CURRENT LIABILITIES	40,784	34,484

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock A, $.001 par value; 5,000,000 shares authorized issued and outstanding	5,000	5,000
Preferred stock B, $.001 par value; 5,000,000 shares authorized issued and outstanding	5,000	5,000
Common stock, $.001 par value; 500,000,000
shares authorized 155,892 shares issued and outstanding	156	156
Additional paid-in capital	4,204,067	4,204,067
Accumulated deficit	(4,254,737)	(4,248,437)
TOTAL STOCKHOLDERS' (DEFICIT)	(40,514)	(34,214)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$270	$270

MILWAUKEE IRON ARENA FOOTBALL, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2013 AND 2012
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012

OPERATING EXPENSES
General and administrative expenses	2,100	2,016	6,300	6,418

Total operating expenses	2,100	2,016	6,300	6,418

NET LOSS	$(2,100)	$(2,016)	$(6,300)	$(6,418)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.01)	$(0.01)	$(0.04)	$(0.04)
WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED	155,892	155,892	155,892	155,892

MILWAUKEE IRON ARENA FOOTBALL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2013 AND 2012
(unaudited)

	Nine Months Ended June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,300)	$(6,418)

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:

Changes in assets and liabilities:
Increase (decrease) in liabilities
Increase (decrease) in accounts payable and accrued expenses	4,500	2,617

Total adjustments	4,500	2,617

Net cash (used in) operating activities	(1,800)	(3,801)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from officer loan	1,800	3,736

Net cash provided by financing activities	1,800	3,736

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(65)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	270	335

CASH AND CASH EQUIVALENTS - END OF PERIOD	$270	$270

Milwaukee Iron Professional Arena Football, Inc.
Notes to Financial Statements
June 30, 2013
(Unaudited)

1 – Basis of Presentation

The unaudited, condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited condensed financial statements have been prepared in accordance with the accounting policies described in our audited financial statements included in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended September 30, 2012 and do not include all information and footnote disclosures included in our audited financial statements. In the opinion of management, the accompanying unaudited, condensed financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly, in all material respects, the financial condition, results of operations and cash flows for the periods presented. Operating results for the three and nine months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2013 or any other period. Where necessary, information for prior periods has been reclassified to conform to the financial statement presentation in the current fiscal year. These unaudited condensed financial statements should be read in conjunction with our audited financial statements and accompanying notes included in our 2012 Annual Report on Form 10-K.

2 – Nature of Operations

Milwaukee Iron Arena Football Inc., formerly known as Genesis Capital Corporation of Nevada, (the “Company”), was incorporated in the State of Colorado in 1983.

We are a shell company whose business strategy is to enter into a reverse merger with an operating business or develop an operating business through internal growth and/or targeted acquisitions of specific businesses.

Milwaukee Iron Professional Arena Football, Inc.
Notes to Financial Statements
June 30, 2013
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

The Company's financial instruments consisted primarily of cash and loans from officer. The carrying amounts of the Company's financial instruments generally approximate their fair values as of June 30, 2013 and September 30, 2012, due to the short-term nature of these instruments.

Milwaukee Iron Professional Arena Football, Inc.
Notes to Financial Statements
June 30, 2013
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

4 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has sustained net losses and has a working capital deficit of $40,514, and a stockholders’ deficit of $40,514 at June 30, 2013. In addition, the Company has no operating business. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

6 – STOCKHOLDERS’ EQUITY (DEFICIT)

As of June 30, 2013 and September 30, 2012, the Company had issued 5,000,000 shares of its Series A Preferred Stock, par value $0.001 per share, and 5,000,000 shares of its Series A Preferred Stock, par value $0.001 per share, and 155,892 shares of common stock, par value $0.001 per share.

There were 500,000,000 shares of common stock authorized, with 155,892 shares issued and outstanding at June 30, 2013 and September 30, 2012, respectively. The par value for the common stock is $.001 per share.

Milwaukee Iron Professional Arena Football, Inc.
Notes to Financial Statements
June 30, 2013
(Unaudited)

7 – INCOME TAXES

	June 30, 2013	September 30, 2012

Deferred tax assets	$(1,019,100)	$(1,016,900)
Deferred tax valuation allowance	1,019,100	1,016,900

Net deferred tax assets	$-	$-

Due to the uncertainty of utilizing the approximate $2,911,800 and $2,905,500 in net operating losses, as of June 30, 2013 and September 30, 2012, and recognizing the deferred tax assets, an offsetting valuation allowance been provided, a nondeductible carry forward loss from prior years for the amount of $1,342,937, which is not included in the calculation.

The Company files tax returns that are subject to audit by tax authorities beginning with the year ended September 30, 2009.The Company’s policy is to classify assessments, if any, for tax and related interest and penalties as tax expense.

8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, The Company has analyzed its operations subsequent to June 30, 2013 to the date these financial statements were issued, and has determined that it does not have material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2013
COMPARED TO THREE MONTHS ENDED JUNE 30, 2012

Revenues

Revenues for the three months ended June 30, 2013, were $0.00 compared to $0.00 for the three months ended June 30, 2012. No revenue was reported for these periods because we are a non-operating company.

Operating Expenses

Operating expenses for the three months ended June 30, 2013, were $2,100 compared to $2,016 for the three months ended June 30, 2012. Operating expenses decreased slightly due to lower general and administrative expenses.

Net Loss

We had a net loss from continuing operations of $2,100 for the three-month period ended June 30, 2013 as compared to a loss from continuing operations of $2,016 for the three-month period ended June 30, 2012.

NINE MONTHS ENDED JUNE 30, 2013
COMPARED TO NINE MONTHS ENDED JUNE 30, 2012

Revenues

Revenues for the nine months ended June 30, 2013, were $0.00 compared to $0.00 for the nine months ended June 30, 2012. No revenue was reported for these periods because we are a non-operating company.

Operating Expenses

Operating expenses for the nine months ended June 30, 2013, were $6,300 compared to $6,418 for the nine months ended June 30, 2012. Operating expenses decreased primarily due to lower operating expenses.

Net Loss

We had an operating loss from continuing operations of $6,300 for the nine month period ended June 30, 2013, as compared to a loss from continuing operations of $6,418 for the nine month period ended June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2013, we had: (i) total assets of $270, consisting of cash, (ii) total liabilities of $40,784, comprised primarily of an officer loan (iii) a working capital deficit of $40,514 and (iv) an accumulated deficit of $4,254,737.

As of June 30, 2013, we owed our officer $29,536, which represents amounts advanced to, or on behalf of, the Company. This debt has no specific repayment terms and is due on demand.

For the past several years, we have had no source of revenues from which to pay our operating expenses. We have obtained working capital from related party debt, and will require additional capital from the sale of our securities, debt and/or from other sources in order to pay our current obligations. There can be no assurance that we will be successful in these efforts.

Net cash used in operating activities for the nine months ended June 30, 2013, was $0, compared to net cash used in operating activities of $3,801 for the nine months ended June 30, 2012.

Net cash provided by financing activities for the nine months ended June 30, 2013, was $1,800, compared to net cash provided by financing activities for the nine months ended June 30, 2012 of $3,736.

Cash Requirements

At June 30, 2013, we had an accumulated deficit of $4,254,737. The report from our independent registered public accounting firm on our audited financial statements at September 30, 2012, contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern. As discussed earlier in this report, we are seeking to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. We cannot predict when, if ever, we will be successful in this venture and, accordingly, we may be required to cease operations at any time. We do not have sufficient working capital to pay our operating costs for the next 12 months and we will require additional funds to pay our legal, accounting and other fees associated with our company and its filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. We have no commitments from any party to provide such funds to us. If we are unable to obtain additional capital as necessary until such time as we are able to conclude a business combination, we will be unable to satisfy our obligations and otherwise continue to meet our reporting obligations under federal securities laws. In that event, our stock would no longer be quoted on the OTC Bulletin Board and our ability to consummate a business combination with upon terms and conditions which would be beneficial to our existing stockholders could be adversely affected.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act as of June 30, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were not effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by our company in the reports we file or submit under the Exchange Act is: (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was not effective as of June 30, 2013. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of June 30, 2013:

    We have difficulty in accounting for complex accounting transactions particularly as it relates to complex equity transactions.

    Documented processes do not exist for several key processes

Because of the material weaknesses noted above, we have concluded that we did not maintain effective internal control over financial reporting as of June 30, 2013, based on Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by COSO.

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

	By:	/s/ RICHARD S. ASTROM
Date: July 29, 2013		Name: Richard S. Astrom
Title: Chief Executive Officer, Principal Accounting Officer, President, Director