Form 10-K
period 2013-09-30
Milwaukee Iron Arena Football, Inc
filed 2014-01-14
CIK 1083383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[ X ]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2013

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

Registrant's telephone number, including area code: (786) 236 6434

Securities Registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities Registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, Par Value$0.001 per share
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

Table of Contents	1

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

No sales of our common stock were made from the beginning of our last fiscal year through the end of our most recently completed second fiscal quarter. As of September 10, 2013, the only date during our last fiscal year on which our common stock was sold, the market value the aggregate market value of the voting and non-voting common equity held by non-affiliates was $31,178. There were 152,881 shares of our common voting stock held by non-affiliates on that date. This valuation is based upon such sale price, as furnished by OTC Markets Group Inc., on that date of ($020).

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares outstanding of the registrant's common stock as of January 13, 2013, was 155,892.

(DOCUMENTS INCORPORATED BY REFERENCE)

None

Table of Contents	2

MILWAUKEE IRON ARENA FOOTBALL, INC.

FORM 10-K

Table of Contents	3

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

ITEM 1. BUSINESS

General

Milwaukee Iron Arena Football, Inc. (“we” or “us” or “Company”) was incorporated in Colorado on September 19, 1983, under the name Bugs, Inc., for the purpose of using microbial and other agents, including metallurgy, to enhance oil and natural gas production and to facilitate the recovery of certain metals. Except as described below, for the past several years, we have had no revenue and have been a shell company. We have no subsidiaries.

During the fiscal year ended September 30, 2013, we conducted no business and are a shell company. As discussed below, our business strategy is to enter into a reverse merger with an operating business or develop an operating business through internal growth and/or targeted acquisitions of specific businesses.

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

Table of Contents	4

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

As a result of the Unwind, we became a shell company.

Table of Contents	5

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

Table of Contents	6

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

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

Table of Contents	7

ITEM 1B.  UNRESOLVED STAFF COMMENTS

As we are not an accelerated filer or a large accelerated filer, as defined in Rule 12b-2 of the Exchange Act, or is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act, we are not required to provide information under this item.

ITEM 2.  PROPERTIES

We share office space and a phone number at 11415 NW 123 Lane, Reddick, Florida 32686. We do not have a lease and we do not pay rent for the leased space. We do not own any properties nor do we lease any other properties. We do not believe we will need to maintain an office at any time in the foreseeable future in order to carry out our plan of operations as described herein.

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

The following table reflects the high and low closing bid information for our common stock for each fiscal quarter during the fiscal years ended September 30, 2013 and 2012. The bid information was obtained from the OTC Markets, Inc. and reflects prices between dealers, without retail mark-up, markdown or commission, and may not represent actual transactions.

Quarter Ended	Closing Bid High	Closing Bid Low

Fiscal Year 2013*
September 30, 2013	$0.00	$0.00
June 30, 2013	$0.00	$0.00
March 31, 2013	$0.00	$0.00
December 31, 2012	$0.20	$0.025

Fiscal Year 2012
September 30, 2012	$0.30	$0.20
June 30, 2012	$0.30	$0.30
March 31, 2012	$0.30	$0.30
December 31, 2011	$0.45	$0.30

As of September 30, 2013, there were 189 holders of record of our common stock.

Table of Contents	8

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities.

None, during the fiscal years that ended September 30, 2013 and 2012.

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

Plan of Operations - Overview

We are a public shell company with no operations. As more fully discussed above, our business strategy is to enter into a merger, acquisition or other business combination with an operating company or develop an operating business through internal growth and/or targeted acquisitions of specific businesses.

RESULTS OF OPERATIONS
FISCAL YEAR ENDED SEPTEMBER 30, 2013 COMPARED TO
FISCAL YEAR ENDED SEPTEMBER 30, 2012

Revenues

Revenues for the fiscal year ended September 30, 2013 were $0.00 compared to $0.00 for the fiscal year ended September 30, 2012.

Operating Expenses

Operating expenses for the fiscal year ended September 30, 2013 were $12,568, compared to operating expenses of $10,740 for the fiscal year ended September 30, 2012. Operating expenses increased by $1,828 for the fiscal year ended September 30, 2013, over the fiscal year ended September 30, 2012, primarily due to the payment of annual corporation fees that had not been paid in prior years.

Income (Loss) from Operations

We had an operating loss of$12,568 for the fiscal year ended September 30, 2013, as compared to operating loss of $10,740 for the fiscal year ended September 30, 2012. The loss was higher for the fiscal year ended September 30, 2013, as compared to the fiscal year ended September 30, 2012, for the reason stated above

Table of Contents	9

Net Income (Loss) Applicable To Common Stock

Net loss from operations applicable to common stock for the fiscal year ended September 30, 2013, was $12,568, compared to net loss from operations of $10,740 for the fiscal year ended September 30, 2012. The reason for this change are discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2013, and September 30, 2012, we had total assets of $270, all of which was cash. At September 30, 2013, we had cash and cash equivalents of $270 and a stockholder deficit of $46,782.

All assets are recorded at historical cost. Management reviews on an annual basis the book value, along with the prospective dismantlement, restoration, and abandonment costs and estimate residual value for the assets, in comparison to the carrying values on the financial statements.

Net Cash (Used in) Provided By Operating Activities

During the fiscal year ended September 30, 2013, cash used in operating activities was $7,842, compared to $7,301 during the fiscal year ended September 30, 2012.

Net Cash Used in Investing Activities

We did not utilize any cash in investing activities of continuing operations during the fiscal year ended September 30, 2013 or 2012.

Net Cash (Used in) Provided by Financing Activities

During the fiscal years ended September 30, 2013 and 2012, respectively, we received $7,842 and $7,236, in the form of loans from our chief executive officer.

At September 30, 2013, we had a stockholder deficit of $46,782. The report from our independent registered public accounting firm on our audited financial statements at September 30, 2013, contains a paragraph regarding doubt as to our ability to continue as a going concern. As discussed earlier in this report, we are seeking to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. We cannot predict when, if ever, we will be successful in this venture and, accordingly, we may be required to cease operations at any time. We do not have sufficient working capital to pay our operating costs for the next 12 months and we will require additional funds to pay our legal, accounting and other fees associated with our company and its filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business.

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

Table of Contents	10

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2013, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

Table of Contents	11

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Table of Contents	12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Milwaukee Iron Arena Football, Inc.

We have audited the accompanying balance sheets of Milwaukee Iron Arena Football, Inc. as of September 30, 2013 and 2012, and the related statements of operations, changes in stockholders deficit and cash flows for the years ended September 30, 2013 and 2012 and for the period November 23, 2010(date of re-entry into development stage) to September 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has sustained net losses and has a working capital deficit of $46,782, and a stockholders’ deficit of $46,782 at September 30, 2013. In addition the Company has no operating business. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Milwaukee Iron Arena Football, Inc. as of September 30, 2013 and 2012 and the results of its operations and its cash flow for the years then ended, and for the period from November 23, 2010(date of re-entry into development stage) to September 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Paritz and Company P.A.

Hackensack, N.J.

January 3, 2014

Table of Contents	F-1

MILWAUKEE IRON ARENA FOOTBALL, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
AS AT SEPTEMBER 30, 2013 AND 2012

ASSETS
	2013	2012
CURRENT ASSETS
Cash	$270	$270
TOTAL CURRENT ASSETS	270	270

TOTAL ASSETS	$270	$270

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$11,474	$6,748
Loan payable - related party	35,578	27,736
TOTAL CURRENT LIABILITIES	47,052	34,484

TOTAL LIABILITIES	47,052	34,484

STOCKHOLDERS' EQUITY (DEFICIT)
Series A Preferred Stock, par value $0.001 per share; 5,000,000 shares authorized, issued and outstanding	5,000	5,000
Series B Preferred Stock, par value $0.001 per share; 5,000,000 shares authorized, issued and outstanding	5,000	5,000
Common stock, par value $0.001 per share; 500,000,000 shares authorized and 155,892 shares issued and outstanding
shares issued and outstanding	156	156
Additional paid-in capital	4,204,067	4,204,067
Accumulated deficit	(4,261,005)	(4,248,437)
TOTAL STOCKHOLDERS' (DEFICIT)	(46,782)	(34,214)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$270	$270

	—	—

The accompanying notes are an integral part of the financial statements.

Table of Contents	F-2

MILWAUKEE IRON ARENA FOOTBALL, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

	2013	2012	From re-entry of Development Stage on November 23, 2010, to September 30, 2013

OPERATING EXPENSES (INCOME)
General and administrative expenses	12,568	10,740	56,229
Reimbursment of expenses	—	—	(40,000)

Total operating expenses (income)	12,568	10,740	16,229

Net Income (Loss)	(12,568)	(10,740)	(16,229)

NET LOSS PER BASIC AND DILUTED SHARES	(0.08)	(0.07)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED	155,892	155,892

Table of Contents	F-3

MILWAUKEE IRON ARENA FOOTBALL, INC.

(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

	2013	2012	From re-entry of Development Stage on November 23, 2010, to September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(12,568)	$(10,740)	$(16,229)

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:

Changes in assets and liabilities:
Increase (decrease) in liabilities
Increase (decrease) in accounts payable and accrued expenses	4,726	3,439	(4,426)

Total adjustments	4,726	3,439	(4,426)

Net cash used in operating activities	(7,842)	(7,301)	(20,655)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loan	7,842	7,236	20,578

Net cash provided by financing activities	7,842	7,236	(4,503)

DECREASE IN CASH	—	(65)	(77)

CASH - BEGINNING OF YEAR	270	335	347

CASH - END OF YEAR	$270	$270	$270

The accompanying notes are an integral part of the financial statements.
Table of Contents	F-4

MILWAUKEE IRON ARENA FOOTBALL, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)
SEPTEMBER 30, 2013

	Preferred Stock		Preferred Stock		Common Stock		Additional
	Series A		Series B				Paid-in
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance, November 23, 2010	5,000,000	$5,000	5,000,000	$5,000	635,901	$636	$2,561,056	$(4,244,776)	$(1,673,084)

To record the cancellation of shares to unwind reverse merger					(480,009)	(480)	1,643,011		1,642,531

Net Income for the year ended September 30, 2011								7,079	7,079

Balance, September 30, 2011	5,000,000	$5,000	5,000,000	$5,000	155,892	$156	$4,204,067	$(4,237,697)	$(23,474)

Net loss for the year ended September 30, 2012								(10,740)	(10,740)

Balance, September 30, 2012	5,000,000	$5,000	5,000,000	$5,000	155,892	$156	$4,204,067	$(4,248,437)	$(34,214)

Net loss for the year ended September 30, 2013								(12,568)	(12,568)

Balance, September 30, 2013	5,000,000	$5,000	5,000,000	$5,000	155,892	$156	$4,204,067	$(4,261,005)	$(46,782)

The accompanying notes are an integral part of the financial statements.

Table of Contents	F-5

MILWAUKEE IRON PROFESSIONAL ARENA FOOTBALL, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012

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

2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Accounting Policy

The Company is considered a development stage company as defined in ASC 915. The Company re-entered such status on November 23, 2010, as the result of a merger that was unwound.

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
•	Level 3: Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

Table of Contents	F-6

The Company's financial instruments consisted primarily of cash and loans from officer. The carrying amounts of the Company's financial instruments generally approximate their fair values as of September 30, 2013 and 2012, respectively, due to the short-term nature of these instruments.

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

3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has sustained net losses and has a working capital deficit of $46,782 and a stockholders’ deficit of $46,782 at September 30, 2013. In addition, the Company has no operating business.

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

5 – STOCKHOLDERS’ EQUITY (DEFICIT)

As of September 30, 2013 and 2012, the Company had authorized and issued 5,000,000 shares of Series A Preferred Stock, par value $0.001 per share, and 5,000,000 shares of its Series B Preferred Stock, par value $0.001 per share.

As of September 30, 2013 and 2012, the Company had authorized 500,000,000 shares of common stock, par value $0.001 per shares, of which 155,892 shares were issued and outstanding.

Table of Contents	F-7

6 – INCOME TAXES

	September 30, 2013	September 30, 2012

Deferred tax assets	$(1,021,300)	$(1,016,900)
Deferred tax valuation allowance	1,021,300	1,016,900

Net deferred tax assets	$—	$—

Due to the uncertainty of utilizing the approximate $2,918,068 and $2,905,500 in net operating losses, for the years ended September 30, 2013 and 2012, and recognizing the deferred tax assets, an offsetting valuation allowance been provided.

The Company files tax returns that are subject to audit by tax authorities beginning with the year ended September 30, 2009.The Company’s policy is to classify assessments, if any, for tax and related interest and penalties as tax expense.

7 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, The Company has analyzed its operations subsequent to September 30, 2013 to the date these financial statements were issued, and has determined that it does not have material subsequent events to disclose in these financial statements.

Table of Contents	8

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act as of September 30, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were not effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by our company in the reports we file or submit under the Exchange Act is: (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was not effective as of September 30, 2013. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of September 30, 2013:

• We have difficulty in accounting for complex accounting transactions particularly in relation to complex equity transactions.

• Documented processes do not exist for several key processes

Because of the material weaknesses noted above, we have concluded that we did not maintain effective internal control over financial reporting as of September 30, 2013, based on Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by COSO.

Table of Contents	13

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following individual was serving as an executive officer in the following positions on September 30, 2013:

Name	Age	Position

Richard Astrom	65	CEO, Secretary, Treasurer, Director, CFO

Richard S. Astrom (66). Mr. Astrom has been an officer and director of the Company since November 1, 2001. From 1995 through June 2007, Mr. Astrom served as President and Chief Executive Officer of National Realty and Mortgage, Inc. He also served as a director of Capital Solutions I, Inc. until December 2007. He has been an active real estate broker in Florida since 1969. Mr. Astrom earned a Bachelor’s Degree in Business Administration from the University of Miami.

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

ITEM 11. EXECUTIVE COMPENSATION

(a) Compensation.

The following table sets forth compensation awarded to, earned by or paid to our Chief Executive Officer and the four other most highly compensated executive officers with compensation in excess of $100,000 for the years ended September 30, 2013 and 2012 (collectively, the “Named Executive Officers”).

Table of Contents	14

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Richard Astrom, sec/treas, CEO	2013	0	0	0	0	0	0	0	0
2012	0	0	0	0	0	0	0	0	0

OUTSTANDING EQUITY AWARDS AT SEPTEMBER 30, 2013
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Richard Astrom	0	0	0	0	0	0	0	0	0

EMPLOYMENT CONTRACTS

We do not have an employment contract with any executive officer.

We have made no Long Term Compensation payouts.

DIRECTOR COMPENSATION

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Richard Astrom	0	0	0	0	0	0	0

Table of Contents	15

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of September 30, 2013, for each person, other than directors and executive officers, who is known by us to own beneficially five percent (5%) or more of its outstanding Common Stock.

Security Ownership of five percent (5%) Shareholders

Security Ownership of five percent (5%) Shareholders
Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
NONE

Security Ownership of Management

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of September 30, 2013, for the following: (1) each of our directors and executive officers and (1) our directors and executive officers as a group.

Security Ownership of Management
Title of Class	Name of Beneficial Owner	Amount and nature of Beneficial Ownership(1)	Percent of Class(1)
Common	Richard Astrom	3,011	2%
Preferred	Richard Astrom	10,000,000	100%
Directors and Executive officers as a group (1)

(1) Based on an aggregate of 155,892 common shares and 10,000,000 preferred shares outstanding as of September 30, 2013 (post-split). Each share of Series A convertible preferred stock entitles the holder thereof to 25 votes on all matters, the right to convert each share into 25 shares of common stock and a liquidation preference of $1.00 per share. Each share of Series B convertible preferred stock entitles the holder thereof to two hundred fifty (250) votes on all matters, the right to convert each share into two hundred fifty (250) shares of common stock and a liquidation preference of $1.00 per share.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

We were billed $8,500 for the fiscal year ended September 30, 2013, and $8,000 for the fiscal year ended September 30, 2012, for professional services rendered by the principal accountant for the audit of our annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our statutory and regulatory filings.

Table of Contents	16

Audit Related Fees

There were $0 in audit related fees for the fiscal year ended September 30, 2013 and $0 in audit related fees for the fiscal year ended September 30, 2012. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

Tax Fees

Tax fees were $0 for the fiscal year ended September 30, 2013, and $0 for the fiscal year ended September 30, 2012.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules. The following financial statements and schedules for the Company as of September 30, 2013 are filed as part of this report.

(1) Financial statements of the Company and its subsidiaries.

(2) Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Table of Contents	17

(A) EXHIBITS.

The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

Exhibit No.	Description of Exhibits
3.01	Certificate of Incorporation(1)
3.01(a)	Certificate of Amendment of Certificate of Incorporation dated Sept. 17, 2001(1)
3.01(b)	Certificate of Designation of Series A Convertible Preferred Stock(1)
3.01(c)	Amended and Restated Series A Convertible Preferred Stock Designation (2)
3.01(d)	Series B Convertible Preferred Stock Designation (2)
3.01(e)	Certificate of Amendment to the Certificate of Incorporation(3)
3.02	By-laws(1)
10.1	Unwind Agreement(4)

31.1	Certification of Chief Executive Officer(5)
32.1	Certification of Principal Financial and Accounting Officer(5)

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
Title:     Chief Executive Officer
Date:     January 14, 2014

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Richard Astrom
Name:   Richard Astrom
Title:     Chief Financial Officer, Secretary, Director
Date:     January 14, 2014

Table of Contents	18