Form 10-Q
period 2013-12-31
Milwaukee Iron Arena Football, Inc
filed 2014-02-19
CIK 1083383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

--------------------------------

FORM 10-Q
--------------------------------

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period from __________ to _________

Commission file number: 000-27831

MILWAUKEE IRON ARENA FOOTBALL, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-1947658
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11415 NW 123 Lane, Reddick, Florida	32686
(Address of principal executive offices)	(zip code)

(352) 591-2868
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
Table of Contents

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of February 19, 2014, there were 155,892 shares of the Registrant’s Common Stock outstanding.

Table of Contents	2

MILWAUKEE IRON ARENA FOOTBALL, INC.

For The Quarterly Period Ended December 31, 2013

Table of Contents	3

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Milwaukee Iron Professional Arena Football, Inc.

(A Development Stage Company)
Index to Condensed Financial Statements
December 31, 2013
(Unaudited)

Table of Contents	4

MILWAUKEE IRON ARENA FOOTBALL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS
	December 31, 2013	September 30, 2013
CURRENT ASSETS
Cash	$270	$270
TOTAL CURRENT ASSETS	270	270

TOTAL ASSETS	$270	$270

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$8,696	$11,474
Loan payable - related party	39,428	35,578
TOTAL CURRENT LIABILITIES	48,124	47,052

TOTAL LIABILITIES	48,124	47,052

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock A, $.001 par value; 5,000,000 shares authorized, issued and outstanding	5,000	5,000
Preferred stock B, $.001 par value; 5,000,000 shares authorized, issued and outstanding	5,000	5,000
Common stock, $.001 par value; 500,000,000 shares authorized, 155,892 shares issued and outstanding	156	156
Additional paid-in capital	4,204,067	4,204,067
Accumulated deficit	(4,262,077)	(4,261,005)
TOTAL STOCKHOLDERS' (DEFICIT)	(47,854)	(46,782)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$270	$270

The accompanying notes are an integral part of the condensed financial statements.

Table of Contents	5

MILWAUKEE IRON ARENA FOOTBALL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED ENDED DECEMBER 31, 2013, AND 2012
(Unaudited)

	2013	2012	From re-entry of Development Stage on November 23, 2010, to December 31, 2013

OPERATING EXPENSES (INCOME)
General and administrative expenses	1,072	2,100	57,301
Reimbursment of expenses	—	—	(40,000)

Total operating expenses (income)	1,072	2,100	17,301

Net Income (Loss)	(1,072)	(2,100)	(17,301)

NET LOSS PER BASIC AND DILUTED SHARES	(0.01)	(0.01)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED	155,892	155,892

The accompanying notes are an integral part of the condensed financial statements.

Table of Contents	6

MILWAUKEE IRON ARENA FOOTBALL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED ENDED DECEMBER 31, 2013, AND 2012
(Unaudited)

	2013	2012	From re-entry of Development Stage on November 23, 2010, to December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,072)	$(2,100)	$(17,301)

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:

Changes in assets and liabilities:
Increase (decrease) in liabilities
Increase (decrease) in accounts payable and accrued expenses	(2,778)	2,100	(7,204)

Total adjustments	(2,778)	2,100	(7,204)

Net cash used in operating activities	(3,850.00)	—	(20,655)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loan	3,850	—	24,428

Net cash provided by financing activities	3,850	—	(4,503)

DECREASE IN CASH	—	—	(77)

CASH - BEGINNING OF PERIOD	270	270	347

CASH - END OF PERIOD	$270	$270	$270

The accompanying notes are an integral part of the condensed financial statements.

Table of Contents	7

Milwaukee Iron Professional Arena Football, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

December 31, 2013, and 2012

1 – BASIS OF PRESENTATION

These unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) in accordance with the accounting policies described in our audited financial statements included in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended September 30, 2013. They do not include all information and footnote disclosures included in our audited financial statements. In the opinion of management, these condensed financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly, in all material respects, the financial condition, results of operations and cash flows for the periods presented. Operating results for the three months ended December 31, 2013, are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2014, or any other period. Where necessary, information for prior periods has been reclassified to conform to the financial statement presentation in the current fiscal year. These unaudited condensed financial statements should be read in conjunction with our audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

2 – NATURE OF OPERATIONS

Milwaukee Iron Arena Football Inc., formerly known as Genesis Capital Corporation of Nevada, (the “Company”), was incorporated in the State of Colorado in 1983.

We are a shell company whose business strategy is to enter into a reverse merger with an operating business or to develop an operating business through internal growth and/or targeted acquisitions of specific businesses.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements that management considered in formulating its estimates could change in the near term due to one or more future non-confirming events. Accordingly, the actual results could differ significantly from estimates.

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

Table of Contents	8

Milwaukee Iron Professional Arena Football, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

December 31, 2013, and 2012

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

The Company’s financial instruments consisted primarily of cash and loans from officer. The carrying amounts of the Company’s financial instruments generally approximate their fair values as of December 31, 2013, and September 30, 2013, respectively, due to the short-term nature of these instruments.

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

4 – GOING CONCERN

As reflected in the accompanying condensed financial statements, the Company has sustained net losses and has a working capital deficit of $47,854 and a stockholders’ deficit of $47,854 at December 31, 2013. In addition, the Company has no operating business.

The ability of the Company to continue as a going concern is dependent on its ability to obtain debt or equity based financing and upon future commencement of operations from the development of its planned business.

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

5 – RELATED PARTY

The loan payable – related party represents amounts advanced to the Company by its Chief Executive Officer. These amounts are non-interest bearing and are due on demand.

Table of Contents	9

Milwaukee Iron Professional Arena Football, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

December 31, 2013, and 2012

6 – STOCKHOLDERS’ EQUITY (DEFICIT)

As of December 31, 2013, and September 30, 2013, the Company had authorized 10,000,000 shares of preferred stock, par value $.001 per share, issuable in series, 5,000,000 shares of which were issued as Series A Preferred Stock and 5,000,000 shares of which were issued as Series B Preferred Stock. As of those dates, the Company had authorized 500,000,000 shares of common stock, par value $.001 per share, of which 155,892 shares were issued and outstanding.

7 – INCOME TAXES

	December 31, 2013	September 30, 2013

Deferred tax assets	$(1,021,700)	$(1,016,900)
Deferred tax valuation allowance	1,021,700	1,016,900

Net deferred tax assets	$—	$—

Due to the uncertainty of utilizing the approximate $2,919,140 and $2,905,500 in net operating losses as of December 31, 2013, and September 30, 2013, and recognizing the deferred tax assets, an offsetting valuation allowance been provided.

The Company has filed tax returns that are subject to audit by tax authorities beginning with the year ended September 30, 2009.The Company’s policy is to classify assessments, if any, for tax and related interest and penalties as tax expense.

8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to September 30, 2013, to the date these condensed financial statements were issued, and has determined that it does not have material subsequent events to disclose in the condensed financial statements.

Table of Contents	10

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S CONDENSED FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

General

Milwaukee Iron Arena Football, Inc., formerly known as Genesis Capital Corporation of Nevada (the “Company” or “we” or “us” or “our”), was incorporated in the State of Colorado in 1983, under the name Bugs, Inc., for the purpose of using microbial and other agents, including metallurgy, to enhance oil and natural gas production and to facilitate the recovery of certain metals. Except as described below, for the past several years, we have had no revenue and have been a shell company.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2013,
COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2012

Revenues

Revenues for the quarter ended December 31, 2013, were $0.00, compared to $0.00 for the quarter ended December 31, 2012. No revenue was reported for the above periods because we are a non-operating company.

Operating Expenses

General and Administrative expenses for the quarter ended December 31, 2013, were $1,072, compared to $2,100 for the quarter ended December 31, 2012. General and Administrative expenses decreased due to lower costs.

Loss from Continuing Operations

We had an operating loss from continuing operations of $1,072 for the quarter ended December 31, 2013, an operating loss from continuing operations of $2,100 for the three month period ended December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2013, we had: (i) total assets of $270, consisting of cash, (ii) total liabilities of $48,124, comprised primarily of an officer loan, (iii) a working capital deficit of $47,854 and (iv) an accumulated deficit of $4,262,077.

As of December 31, 2013, we owed our chief executive officer $39,428, which represents amounts advanced to, or on behalf of, the Company. This debt has no specific re-payment terms and is due on demand.

We have had no source of revenues from which to pay our operating expenses. We have obtained working capital from related party debt, and will require additional capital from the sale of our securities, debt and/or from other sources in order to pay our current obligations. There can be no assurance that we will be successful in these efforts.

Net cash used in operating activities for the quarter ended December 31, 2013, was $1,072, compared to net cash used in operating activities for the quarter ended December 31, 2012, of $2,100.

Table of Contents	11

Net cash provided by financing activities for the three months ended December 31, 2013, was $3,850, compared to net cash provided by financing activities for the quarter ended December 31, 2012, of $0.

Cash Requirements

At December 31, 2013, we had an accumulated deficit of $4,262,077. The report from our independent registered public accounting firm on our audited financial statements at September 30, 2013, contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern. As discussed earlier in this report, we are seeking to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. We cannot predict when, if ever, we will be successful in this venture and, accordingly, we may be required to cease operations at any time. We do not have sufficient working capital to pay our operating costs for the next 12 months and we will require additional funds to pay our legal, accounting and other fees associated with our company and its filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. We have no commitments from any party to provide such funds to us. If we are unable to obtain additional capital as necessary until such time as we are able to conclude a business combination, we will be unable to satisfy our obligations and otherwise continue to meet our reporting obligations under federal securities laws. In that event, our stock would no longer be quoted on the OTC Bulletin Board and our ability to consummate a business combination with upon terms and conditions which would be beneficial to our existing stockholders would be adversely affected.

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

Off-Balance Sheet Arrangements

We have no off-balance-sheet arrangements.

Table of Contents	12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were not effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by our company in the reports we file or submit under the Exchange Act is: (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2013. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 30, 2013:

•	We have difficulty in accounting for complex accounting transactions particularly in relation to complex equity transactions.
•	Documented processes do not exist for several key processes.

Because of the material weaknesses noted above, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013, based on Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by COSO.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	13

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER PURSUANT TO EXCHANGE ACT RULE 13a-14(a)/15d-14(a) AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32.1	CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Table of Contents	14

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	/s/ RICHARD ASTROM
Date: February 19, 2014		Name: Richard Astrom
Title: Chief Executive Officer; Principal Financial Officer; President; Director

Table of Contents	15