Form 10-Q
period 2014-03-31
Milwaukee Iron Arena Football, Inc
filed 2014-05-19
CIK 1083383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2014

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

As of April 30, 2014, there were 155,892 shares of the Registrant's Common Stock outstanding.

MILWAUKEE IRON ARENA FOOTBALL, INC.

For The Quarterly Period Ended March 31, 2014

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MILWAUKEE IRON ARENA FOOTBALL, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

ASSETS
	March 31, 2014	September 30, 2013
CURRENT ASSETS
Cash	$270	$270
TOTAL CURRENT ASSETS	270	270

TOTAL ASSETS	$270	$270

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$8,696	$11,474
Loan payable - related party	40,928	35,578
TOTAL CURRENT LIABILITIES	49,624	47,052

TOTAL LIABILITIES	49,624	47,052

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock A, $.001 par value; 5,000,000 shares authorized issued and outstanding	5,000	5,000
Preferred stock B, $.001 par value; 5,000,000 shares authorized issued and outstanding	5,000	5,000
Common stock, $.001 par value; 500,000,000 shares authorized 155,892
shares issued and outstanding	156	156
Additional paid-in capital	4,204,067	4,204,067
Accumulated deficit	(4,263,577)	(4,261,005)
TOTAL STOCKHOLDERS' (DEFICIT)	(49,354)	(46,782)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$270	$270

	—	—

The accompanying notes are an integral part of the condensed financial statements.

Table Of Contents	1

MILWAUKEE IRON ARENA FOOTBALL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,		From re-entry of Development Stage on November 23, 2010 to March
	2014	2013	2014	2013	31, 2013

OPERATING EXPENSES (INCOME)
General and administrative expenses	1,500	2,100	2,572	2,100	58,801
Reimbursment of expenses	—	—	—	—	(40,000)

Total operating expenses (income)	1,500	2,100	2,572	2,100	18,801

Net Income (Loss)	(1,500)	(2,100)	(2,572)	(2,100)	(18,801)

NET LOSS PER BASIC AND DILUTED SHARES	(0.01)	(0.01)	(0.02)	(0.01)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED	155,892	155,892	155,892	155,892

The accompanying notes are an integral part of the condensed financial statements.

Table Of Contents	2

MILWAUKEE IRON ARENA FOOTBALL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	2014	2013	From re-entry of Development Stage on November 23, 2010 to December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,572)	$(4,200)	$(18,801)

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:

Changes in assets and liabilities:
Increase (decrease) in liabilities
Increase (decrease) in accounts payable and accrued expenses	(2,778)	4,200	(7,204)

Total adjustments	(2,778)	4,200	(7,204)

Net cash used in operating activities	(5,350)	—	(26,005)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loan	5,350	—	25,928

Net cash provided by financing activities	5,350	—	25,928

DECREASE IN CASH	—	—	(77)

CASH - BEGINNING OF PERIOD	270	270	347

CASH - END OF PERIOD	$270	$270	$270

The accompanying notes are an integral part of the condensed financial statements.

Table Of Contents	3

1 – Basis of Presentation

The unaudited, condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited condensed financial statements have been prepared in accordance with the accounting policies described in our audited financial statements included in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended September 30, 2013 and do not include all information and footnote disclosures included in our audited financial statements. In the opinion of management, the accompanying unaudited, condensed financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly, in all material respects, the financial condition, results of operations and cash flows for the periods presented. Operating results for the three and six months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2014 or any other period. Where necessary, information for prior periods has been reclassified to conform to the financial statement presentation in the current fiscal year. These unaudited condensed financial statements should be read in conjunction with our audited financial statements and accompanying notes included in our 2013 Annual Report on Form 10-K.

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

3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Accounting Policy

The Company is considered a development stage company as defined in ASC 915. As a result of an Unwind Agreement from a previous reverse merger on November 23, 2010, the Company re-entered the development stage on this date

Use of Estimates

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

Table Of Contents	4

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

The Company's financial instruments consisted primarily of cash and loans from officer. The carrying amounts of the Company's financial instruments generally approximate their fair values as of March 31, 2014 and September 30, 2013, respectively, due to the short-term nature of these instruments.

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

4 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has sustained net losses, has a working capital deficit of $49,354 and a stockholders’ deficit of $49,354 at March 31, 2014. In addition, the Company has no operating business.

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

Table Of Contents	5

5 – RELATED PARTY

The loan payable – related party represents amounts advanced to the Company from its Chief Executive Officer. These amounts are non-interest bearing and are due on demand.

6 – STOCKHOLDERS’ EQUITY (DEFICIT)

As of March 31, 2014 and September 30, 2013, respectively, the Company had issued 5,000,000 of its preferred stock series A shares and 5,000,000 of its preferred stock series B shares.

There were 500,000,000 shares of common stock authorized, with 155,892 shares issued and outstanding at March 31, 2014 and September 30, 2013, respectively. The par value for the common stock is $.001 per share.

7 – INCOME TAXES

	March 31, 2014	September 30, 2013

Deferred tax assets	$(1,022,200)	$(1,021,300)
Deferred tax valuation allowance	1,022,200	1,021,300

Net deferred tax assets	$—	$—

Due to the uncertainty of utilizing the approximate $2,920,640 and $2,918,068 in net operating losses, for the years ended March 31, 2014 and September 30, 2013, and recognizing the deferred tax assets, an offsetting valuation allowance been provided.

The Company files tax returns that are subject to audit by tax authorities beginning with the year ended September 30, 2009. The Company’s policy is to classify assessments, if any, for tax and related interest and penalties as tax expense.

8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, The Company has analyzed its operations subsequent to March 31, 2014 to the date these financial statements were issued, and has determined that it does not have material subsequent events to disclose in these financial statements.

Table Of Contents	6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

General

Milwaukee Iron Arena Football Inc., formerly known as Genesis Capital Corporation of Nevada (the “Company” or “we” or “us” or “our”), was incorporated in the State of Colorado in 1983, under the name Bugs, Inc., for the purpose of using microbial and other agents, including metallurgy, to enhance oil and natural gas production and to facilitate the recovery of certain metals. Since November 23, 2010, we have been a shell company.

We have entered into an Agreement and Plan of Merger, dated as of March 25, 2014 (the “Merger Agreement”), by and among ourselves, MWKI Acquisition, Inc., an Illinois corporation and our wholly-owned subsidiary, (“Merger Sub”), and EV CHARGING USA, CORP., an Illinois corporation (“EV”). Pursuant to this agreement, Merger Sub will be merged with and into EV, with EV being the surviving corporation (the “Merger”), EV will become our wholly owned subsidiaries and the shareholders of EV will become our controlling shareholders. The closing under the Merger Agreement is subject to the satisfaction of a number of conditions.

Upon the closing under the Merger Agreement and the filing of a merger certificate in respect of the merger with the Secretary of State of the State of Illinois, we will acquire the operations of EV and will cease to be a shell company

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2014

COMPARED TO THREE MONTHS ENDED MARCH 31, 2013

Revenues

Revenues for the three months ended March 31, 2014, were $0.00 compared to $0.00 for the three months ended March 31, 2013.

Operating Expenses

Operating expenses for the three months ended March 31, 2014, were $1,500 compared to $2,100 for the three months ended March 31, 2013. Operating expenses decreased due to lower general and administrative expenses.

Net Loss

We had a net loss from continuing operations of $1,500 for the three month period ended March 31, 2014 as compared to a loss from continuing operations of $2,100 for the three month period ended March 31, 2013. Our net loss decreased due to lower general and administrative expenses.

SIX MONTHS ENDED MARCH 31, 2014

COMPARED TO SIX MONTHS ENDED MARCH 31, 2013

Revenues

Revenues for the six months ended March 31, 2014, were $0.00 compared to $0.00 for the six months ended March 31, 2013.

Table Of Contents	7

Operating Expenses

Operating expenses for the six months ended March 31, 2014, were $2,572 compared to $2,100 for the six months ended March 31, 2013. Operating expenses increased due to higher general and administrative expenses.

Net Loss

We had an operating loss from continuing operations of $2,572 for the six month period ended March 31, 2014, as compared to a loss from continuing operations of $2,100 for the six month period ended March 31, 2013. Net loss increased due to higher general and administrative expenses

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2014, we had: (i) total assets of $270, consisting of cash, (ii) total liabilities of $49,624, comprised primarily of an officer loan (iii) a working capital deficit of $49,354 and (iv) an accumulated deficit of $4,263,577.

As of March 31, 2013 we owed our officer $40,928, which represents amounts advanced to, or on behalf of, the Company. This debt has no specific repayment terms and is due on demand.

We have obtained working capital from related party debt, and will require additional capital from the sale of our securities, debt and/or from other sources in order to pay our current obligations. There can be no assurance that we will be successful in these efforts.

Net cash used in operating activities for the six months ended March 31, 2014, was $5,350, compared to net cash used in operating activities of $0 for the six months ended March 31, 2013.

Net cash provided by financing activities for the six months ended March 31, 2014, was $5,350, compared to net cash provided by financing activities for the six months ended March 31, 2013 of $0.

Cash Requirements

At March 31, 2014, we had an accumulated deficit of $4,263,577. The report of our independent registered public accounting firm on our audited financial statements at September 30, 2013, contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern. As discussed earlier in this report, we are seeking to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. We cannot predict when, if ever, we will be successful in this venture and, accordingly, we may be required to cease operations at any time. We do not have sufficient working capital to pay our operating costs for the next 12 months and we will require additional funds to pay our legal, accounting and other fees associated with our company and its filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. We have no commitments from any party to provide such funds to us. If we are unable to obtain additional capital as necessary until such time as we are able to conclude a business combination, we will be unable to satisfy our obligations and otherwise continue to meet our reporting obligations under federal securities laws. In that event, our stock would no longer be quoted on the OTC Bulletin Board and our ability to consummate a business combination with upon terms and conditions which would be beneficial to our existing stockholders would be adversely affected.

Table Of Contents	8

We currently plan to satisfy our cash requirements for the next 12 months until the Merger by borrowing directly from our officers and directors and we believe we can satisfy our cash requirements up to the Merger so long as we are able to obtain financing from these parties. After the Merger, we may seek funds from banks by way of loans or in the public markets by the issuance of debt or equity securities; no assurance can be given that we will be able to raise funds in any of these ways. We currently expect that money borrowed up to the Merger will be used to satisfy our operating costs, professional fees and for general corporate purposes, including consummating the Merger and will be used after the Merger principally to further the business of EV.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was not effective as of March 31, 2014. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

Table Of Contents	9

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of March 31, 2014:

•	We have difficulty in accounting for complex accounting transactions particularly in relation to complex equity transactions.

•	Documented processes do not exist for several key processes

Because of the material weaknesses noted above, we have concluded that we did not maintain effective internal control over financial reporting as of March 31, 2014, based on Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by COSO.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table Of Contents	10

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

10.1	Agreement and Plan of Merger, dated as of March 25, 2014, is entered into by and among the Registrant, MWKI ACQUISITION, INC., an Illinois corporation and the wholly-owned subsidiary of MWKI, and EV CHARGING USA, CORP., an Illinois corporation
31.1	Certification of Principal Executive Officer pursuant to Sarbanes-Oxley Section 302

32.1	Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Section 906

Table Of Contents	11

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	By:	/s/ RICHARD ASTROM
Date: May 20, 2014		Name: Richard Astrom
Title: Chief Executive Officer, Principal Accounting Officer, President, Director

Table Of Contents	12