Form 10-Q
period 2014-06-30
Milwaukee Iron Arena Football, Inc
filed 2014-08-12
CIK 1083383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

--------------------------------
FORM 10-Q
--------------------------------

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2014

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

As of June 30, 2014, there were 155,892 shares of the Registrant's Common Stock outstanding.

MILWAUKEE IRON ARENA FOOTBALL, INC.
For The Quarterly Period Ended June 30, 2014

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

 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MILWAUKEE IRON ARENA FOOTBALL, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

ASSETS
	June 30, 2014	September 30, 2013
CURRENT ASSETS
Cash	$270	$270
TOTAL CURRENT ASSETS	270	270

TOTAL ASSETS	$270	$270

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$10,196	$11,474
Loan payable - related party	40,928	35,578
TOTAL CURRENT LIABILITIES	51,124	47,052

TOTAL LIABILITIES	51,124	47,052

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock A, $.001 par value; 5,000,000 shares authorized issued and outstanding	5,000	5,000
Preferred stock B, $.001 par value; 5,000,000 shares authorized issued and outstanding	5,000	5,000
Common stock, $.001 par value; 500,000,000 shares authorized 155,892
shares issued and outstanding	156	156
Additional paid-in capital	4,204,067	4,204,067
Accumulated deficit	(4,265,077)	(4,261,005)
TOTAL STOCKHOLDERS' (DEFICIT)	(50,854)	(46,782)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$270	$270

	—	—

The accompanying notes are an integral part of the condensed financial statements.

Table of Contents	3

MILWAUKEE IRON ARENA FOOTBALL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,		From re-entry of Development Stage on November 23, 2010 to June 30,
	2014	2013	2014	2013	2014

OPERATING EXPENSES (INCOME)
General and administrative expenses	1,500	2,100	4,072	6,300	60,301
Reimbursment of expenses	—	—	—	—	(40,000)

Total operating expenses (income)	1,500	2,100	4,072	6,300	20,301

Net Income (Loss)	(1,500)	(2,100)	(4,072)	(6,300)	(20,301)

NET LOSS PER BASIC AND DILUTED SHARES	(0.01)	(0.01)	(0.03)	(0.01)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED	155,892	155,892	155,892	155,892

The accompanying notes are an integral part of the condensed financial statements.

Table of Contents	4

MILWAUKEE IRON ARENA FOOTBALL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	2014	2013	From re-entry of Development Stage on November 23, 2010 to December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,072)	$(4,200)	$(20,301)

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:

Changes in assets and liabilities:
Increase (decrease) in liabilities
Increase (decrease) in accounts payable and accrued expenses	(1,278)	4,200	(5,704)

Total adjustments	(1,278)	4,200	(5,704)

Net cash used in operating activities	(5,350)	—	(26,005)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loan	5,350	—	25,928

Net cash provided by financing activities	5,350	—	25,928

DECREASE IN CASH	—	—	(77)

CASH - BEGINNING OF PERIOD	270	270	347

CASH - END OF PERIOD	$270	$270	$270

The accompanying notes are an integral part of the condensed financial statements.

Table of Contents	5

Milwaukee Iron Professional Arena Football, Inc.

(A Development Stage Company)

Notes to Financial Statements

June 30, 2014 and 2013

1 – Basis of Presentation

The unaudited, condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited condensed financial statements have been prepared in accordance with the accounting policies described in our audited financial statements included in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended September 30, 2013 and do not include all information and footnote disclosures included in our audited financial statements. In the opinion of management, the accompanying unaudited, condensed financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly, in all material respects, the financial condition, results of operations and cash flows for the periods presented. Operating results for the three and nine months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2014 or any other period. Where necessary, information for prior periods has been reclassified to conform to the financial statement presentation in the current fiscal year. These unaudited condensed financial statements should be read in conjunction with our audited financial statements and accompanying notes included in our 2013 Annual Report on Form 10-K.

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

Table of Contents	6

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

The Company's financial instruments consisted primarily of cash and loans from officer. The carrying amounts of the Company's financial instruments generally approximate their fair values as of June 30, 2014 and September 30, 2013, respectively, due to the short-term nature of these instruments.

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

4 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has sustained net losses, has a working capital deficit of $50,854 and a stockholders’ deficit of $50,854 at June 30, 2014. In addition, the Company has no operating business.

The ability of the Company to continue as a going concern is dependent on its ability to obtain debt or equity based financing and upon future commencement of operations from the development of its planned business.

Table of Contents	7

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

6 – STOCKHOLDERS’ EQUITY (DEFICIT)

As of June 30, 2014 and September 30, 2013, respectively, the Company had issued 5,000,000 of its preferred stock series A shares and 5,000,000 of its preferred stock series B shares.

There were 500,000,000 shares of common stock authorized, with 155,892 shares issued and outstanding at June 30, 2014 and September 30, 2013, respectively. The par value for the common stock is $.001 per share.

7 – INCOME TAXES

	June 30, 2014	September 30, 2013

Deferred tax assets	$(1,022,700)	$(1,021,300)
Deferred tax valuation allowance	1,022,700	1,021,300

Net deferred tax assets	$—	$—

Due to the uncertainty of utilizing the approximate $2,922,140 and $2,918,068 in net operating losses, for the years ended June 30, 2014 and September 30, 2013, and recognizing the deferred tax assets, an offsetting valuation allowance been provided.

The Company files tax returns that are subject to audit by tax authorities beginning with the year ended September 30, 2009. The Company’s policy is to classify assessments, if any, for tax and related interest and penalties as tax expense.

8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, The Company has analyzed its operations subsequent to June 30, 2014 to the date these financial statements were issued, and has determined that it does not have material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2014
COMPARED TO THREE MONTHS ENDED JUNE 30, 2013

Revenues

Revenues for the three months ended June 30, 2014, were $0.00 compared to $0.00 for the three months ended June 30, 2013. No revenue was reported for these periods because we are a non-operating company.

Operating Expenses

Operating expenses for the three months ended June 30, 2014, were $1,500 compared to $2,100 for the three months ended June 30, 2013. Operating expenses decreased slightly due to lower general and administrative expenses.

Net Loss

We had a net loss from continuing operations of $1,500 for the three-month period ended June 30, 2014, as compared to a loss from continuing operations of $2,100 for the three-month period ended June 30, 2013.

NINE MONTHS ENDED JUNE 30, 2014
COMPARED TO NINE MONTHS ENDED JUNE 30, 2013

Revenues

Revenues for the nine months ended June 30, 2014, were $0.00 compared to $0.00 for the nine months ended June 30, 2013. No revenue was reported for these periods because we are a non-operating company.

Table of Contents	9

Operating Expenses

Operating expenses for the nine months ended June 30, 2014, were $4,072 compared to $6,300 for the nine months ended June 30, 2013. Operating expenses decreased primarily due to lower operating expenses.

Net Loss

We had an operating loss from continuing operations of $4,072 for the nine month period ended June 30, 2014, as compared to a loss from continuing operations of $6,300 for the nine month period ended June 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2014, we had: (i) total assets of $270, consisting of cash, (ii) total liabilities of $51,124, comprised primarily of an officer loan (iii) a working capital deficit of $50,854 and (iv) an accumulated deficit of $4,265,077.

As of June 30, 2014, we owed our officer $40,928, which represents amounts advanced to, or on behalf of, the Company. This debt has no specific repayment terms and is due on demand.

For the past several years, we have had no source of revenues from which to pay our operating expenses. We have obtained working capital from related party debt, and will require additional capital from the sale of our securities, debt and/or from other sources in order to pay our current obligations. There can be no assurance that we will be successful in these efforts.

Net cash used in operating activities for the nine months ended June 30, 2014, was $5,350, compared to net cash used in operating activities of $0 for the nine months ended June 30, 2013.

Net cash provided by financing activities for the nine months ended June 30, 2014, was $5,350, compared to net cash provided by financing activities for the nine months ended June 30, 2013 of $0.

Cash Requirements

At June 30, 2014, we had an accumulated deficit of $4,265,077. The report from our independent registered public accounting firm on our audited financial statements at September 30, 2013, contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern. As discussed earlier in this report, we are seeking to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. We cannot predict when, if ever, we will be successful in this venture and, accordingly, we may be required to cease operations at any time. We do not have sufficient working capital to pay our operating costs for the next 12 months and we will require additional funds to pay our legal, accounting and other fees associated with our company and its filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. We have no commitments from any party to provide such funds to us. If we are unable to obtain additional capital as necessary until such time as we are able to conclude a business combination, we will be unable to satisfy our obligations and otherwise continue to meet our reporting obligations under federal securities laws. In that event, our stock would no longer be quoted on the OTC Bulletin Board and our ability to consummate a business combination with upon terms and conditions which would be beneficial to our existing stockholders could be adversely affected.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is: (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of June 30, 2014. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

Table of Contents	11

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

	By:	/s/ RICHARD S. ASTROM
Date: August 12, 2014		Name: Richard S. Astrom
Title: Chief Executive Officer, Principal Accounting Officer, President, Director

Table of Contents	12