Form 10-Q
period 2015-02-18
EV Charging USA, INC
filed 2015-02-20
CIK 1083383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 2014

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period from __________ to _________
Commission file number:  000-27831

EV CHARGING USA, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-1947658
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

180 North LaSalle St., 37th Floor Chicago, IL	60601
(Address of principal executive offices)	(Zip code)

 (312) 216-5106
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
As of February 20, 2015, there were 155,892 shares of the Registrant's Common Stock outstanding.

 EV CHARGING USA, INC.
Report on Form 10-Q for the Quarterly Period Ended December 31, 2014

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

ITEM 1. FINANCIAL STATEMENTS

EV CHARGING USA, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	December 31, 2014	June 30, 2014

ASSETS

CURRENT ASSETS:

Cash	$353	$320
TOTAL ASSETS	$353	$320

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

Accrued Expenses	7,044	3,607
Loan Payable - related party	10,000	5,552
Note payable - related party	375,000	—
TOTAL CURRENT LIABILITIES	392,044	9,159

STOCKHOLDERS' DEFICIENCY

Preferred stock A, $.001 par value; 5,000,000 shares authorized issued and outstanding	—	—
Preferred stock B, $.001 par value; 5,000,000 shares authorized issued and outstanding	—	—
Preferred stock D, $.001 par value; 5,000,000 shares authorized issued and outstanding	2,530	2,180
Common stock, $.001 par value; 500,000,000 shares authorized 155,892 issued and outstanding	156	—
Additional paid in capital	24,650	—
Deficit accumulated during development stage	(419,027)	(11,019)
TOTAL STOCKHOLDERS' DEFICIENCY	(391,691)	(8,839)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$353	$320

The accompanying notes are an integral part of these financial statements

Table of Contents	1

EV CHARGING USA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six months ended December 31, 2014	From Inception (August 27, 2013 to December 31, 2013	Three months ended December 31, 2014	Three months ended December 31, 2013

Revenue	$—	$—	$—	$—

Operating expense
General and administrative expenses	7,731	4,690	3,184	492
Total Operating expense	7,731	4,690	3,184	492

Loss from operations	(7,731)	(4,690)	(3,184)	(492)

Other expense (income)
Interest expense - related party	121		77
	121	—	77	—

Loss before provision for taxes	(7,852)	(4,690)	(3,261)	(492)

Income tax provision	—	—	—	—

NET LOSS	$(7,852)	$(4,690)	$(3,261)	$(492)

Basic and diluted loss per common share:	$(0.05)	$(0.03)	$(0.02)	$(0.00)

Weighted average number of shares outstanding:	155,892	155,892	155,892	155,892

The accompanying notes are an integral part of these financial statements

Table of Contents	2

EV CHARGING USA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six months ended December 31, 2014	From Inception (August 27, 2013 to December 31, 2013

OPERATING ACTIVITIES:
Net loss	$(7,852)	$(4,690)
Adjustments to reconcile net loss to net
cash used in operating activities:

Changes in operating assets and liabilities
Accrued expenses	3,429	52

NET CASH USED IN OPERATING ACTIVITIES	(4,423)	(4,638)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	3,000
Proceeds of loan from related party	4,456	5,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,456	8,000

INCREASE IN CASH	33	3,362

CASH - BEGINNING OF PERIOD	320	—

CASH - END OF PERIOD	$353	$3,362

The accompanying notes are an integral part of these financial statements

Table of Contents	3

EV CHARGING USA, INC

Notes to Consolidated Financial Statements

December 31, 2014

(Unaudited)

Note 1 - Business description

Business

EV Charging USA, Inc. (“the Company”) is in the development stage. We sell and service electrical vehicle charging stations. We are initially providing these products and services in the metropolitan Chicago area and plan to expand nationally, starting in the Midwest, as we identify business opportunities and as our financing permits.

On October 27, 2014, the Company completed an Agreement and Plan of Merger that it had entered into with EV USA Charging, Corp. (“Charging”) In connection with the merger, the sole shareholder of the Charging received 2,180,000 shares of the Company’s Series D Convertible Preferred Stock (“Series D”) in exchange for his shares of in the Company. The merger has been accounted for as a recapitalization, whereby Charging is the accounting acquirer. In connection with the merger, the Company completed a private placement of 350,000 shares of Series D for proceeds of $25,000. Each share of Series D is convertible into and has the voting power of 2,000 shares of Common Stock Also in connection with the merger, the former president and sole director of the Company exchanged 5,000,000 shares of the Company’s Series A Convertible Preferred Stock and 5,000,000 shares of its Series B Convertible Preferred Stock of the Company owned by him and $40,928 of indebtedness owed by the Company to him for a convertible promissory note in the amount of $400,000 and the proceeds of the private placement referred to above, which were applied to the convertible promissory note.

Note 2 – Basis of Presentation

The unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited financial statements have been prepared in accordance with the accounting policies described in the Charging’s audited financial statements for the fiscal year ended June 30, 2014, included in the Current Report on Form 8-K filed by the Company with the SEC on October 29, 2014 (the “Super 8-K”), and do not include all of the information and footnote disclosures included in our audited financial statements.

In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly, in all material respects, the financial condition, results of operations and cash flows for the periods presented. Operating results for the 3 and 6 months ended December 31, 2014, are not necessarily indicative of the results that may be expected for the full fiscal year or any other period. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements included the Super 8-K.

The Company has elected to adopt early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. It no longer presents or discloses inception-to-date information and other remaining disclosure requirements of Topic 915.

Note 3 – Significant accounting policies

Use of Estimates

The preparation of the financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Table of Contents	4

Cash

The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents.

Start-Up Costs

In accordance with ASC 720, “Start-up Costs,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Fair Value Measurements

The Company follows ASC 820, “Fair Value Measurements and Disclosures”, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The three levels of the fair value hierarchy are described below:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The fair value of cash, accrued expenses and loans payable approximates their carrying amounts because of their immediate or short term maturity.

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

Table of Contents	5

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

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements and believes that they will not have a material effect on the Company’s financial statements.

Note 4 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and its current cash balances will not meet its working capital needs. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its shareholders or the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

Note 5 – Note Payable - Related Party

In connection with the merger referred to in note 1, the company issued a promissory note in the amount of $400,000, which bears interest at 0.38% per annum and matures October 27, 2015. $25,000 of the note was repaid with the proceeds of the private placement referred to in notes 1 and 7. The note is convertible, upon an event of default as defined therein, into shares of the Company’s Common Stock at 50% of its then current market price.

Note 6 – Loan Payable - Related Party

Charging has entered into a loan agreement with its former sole shareholder whereby he will loan Charging funds, as required, to operate its business. The term of the loan is indefinite and can be repaid at any time in part or in full. The loan bears interest at 3.25% per annum. For the period from inception (August 27, 2013) to December 31, 2014, he has loaned an aggregate of $10,000 to Charging. Interest expense accrued on the loan was $121 and $77 for the 6 and 3 months ended December 31, 2014, respectively.

Note 7 – Stockholders’ Equity

In connection with merger referred to in note 1, 2,180,000 shares of Series D were issued to the sole shareholder of Charging in the reverse merger.

Also in connection with the merger, the Company completed a private placement of 350,000 shares of Series D for proceeds of $25,000.

Note 8 – Income Taxes

As of December 31, 2014 the Company has approximately $19,500 of federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2033. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

Table of Contents	6

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

Note 9 – Subsequent Events

Management has evaluated events occurring after the date of these financial statements through the date that these financial statements were available to be issued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

General

We are in the business of providing electric vehicle (“EV”) charging services and charging stations, enabling EV drivers to recharge their vehicles easily at commercial locations or in their own garages. Our headquarters are in Chicago, Illinois. We are initially providing our products and services in the metropolitan Chicago area and plan to expand nationally, starting in the Midwest, as we identify business opportunities and as our financing permits. We perceive, but cannot assure, that there will be an increasing demand for our products and services.

The Company was incorporated in the State of Colorado in 1983, under the name Bugs, Inc. In 1999, it was redomiciled to the State of Nevada through a merger. After this merger, it was known as Genesis Capital Corporation of Nevada and Milwaukee Iron Arena Football, Inc. For several years prior to the merger described below, the Company was a shell company.

On August 20, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) among itself, MWKI Acquisition, Inc., an Illinois corporation and the Company’s wholly owned subsidiary (“Acquisition”), and EV Charging USA, Corp., an Illinois corporation (“Charging”). This agreement was amended on August 28, 2014, October 2, 2014, and October 23, 2014, and, as so amended, is referred to as the “Merger Agreement.” Under the terms of the Merger Agreement, the Company agreed to acquire Charging as its wholly owned subsidiary by merging Acquisition with and into Charging, such that the Company would acquire all of the outstanding shares of Charging and the sole holder of the shares of Charging immediately prior to the Merger would receive 2,180,000 shares of Series D. Each share of Series D is convertible into 2,000 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), such that upon such conversion, the holders of the outstanding shares of Charging immediately prior to the Merger would own 4,360,000,000 shares of Common Stock. The Company has insufficient authorized shares of Common Stock available for such conversion, and accordingly, it cannot take place until it completes corporate action to authorize additional shares of Common Stock; it is required to take such action by December 31, 2015. Upon the authorization of the additional shares (the “Automatic Conversion Event”), such conversion will occur automatically. On December 22, 2014, the Company filed a definitive information statement with the SEC relating to such authorization, and has sent it to shareholders. The Company will file the amendment to its articles of incorporation required to authorize such additional shares and the Automatic Conversion Event will occur in the near future.

The merger contemplated by the Merger Agreement is referred to as the “Merger.”

Table of Contents	7

On October 27, 2014, the transactions contemplated by the Merger Agreement were closed and on the same day, the Merger was consummated by the filing of a certificate of merger with the Secretary of State of the State of Illinois, upon which the Company acquired Charging as its wholly owned subsidiary. Going forward, since we had no operations prior to the consummation of the Merger, our business will be that of Charging only. A description of our business appears below under the caption “Description of Business.” Our long-term goals are to continue the development of the business conducted by Charging initially in the Chicago area and later in the Midwest and nationally and to become a significant factor in the electric vehicle charging market.

Prior to the consummation of the Merger, the Company had 155,892 shares of Common Stock, 5,000,000 shares of Series A Preferred Stock, and 5,000,000 shares of Series B Preferred Stock issued and outstanding. All of the outstanding shares of Series A Preferred Stock and Series B Preferred Stock were held beneficially by Richard S. Astrom, the Company’s former president and sole director. In satisfaction of a condition precedent to the Merger, Mr. Astrom surrendered his shares of Series A Preferred Stock and Series B Preferred Stock to the Company, extinguished the Company’s indebtedness to him and agreed to indemnify the Company from and hold it harmless against certain other liabilities, all in exchange for (i) its issuance to him of a promissory note in the principal amount of $400,000.00 secured by a pledge agreement and (ii) its prepayment to him of $25,000.00 of the principal amount of the promissory note. After these shares of Series A Preferred Stock were surrendered, they were canceled and the Company filed with the Secretary of State of the State of Nevada a certificate withdrawing the certificate of designation establishing the Series A Preferred Stock. At the closing under the Merger Agreement, all of the outstanding shares of Series B Preferred Stock were surrendered and have been canceled. The Company has filed with the Secretary of State of Nevada a certificate withdrawing the certificate of designation of this series.

In satisfaction of a condition precedent to the Merger, the Company completed a private placement in which it received $25,000 and issued 350,000 shares of Series D (the “Private Placement”).

After the Merger and Private Placement, the Company had 155,892 shares of Common Stock and 2,530,000 shares of Series D outstanding. Upon the full conversion of the Series D. the Company will have 5,060,155,892 shares of Common Stock outstanding.

Each share of Series D entitles the holder to cast a number of votes equal to the 2,000 shares of Common Stock into which it is convertible on all matters upon which holders of Common Stock are entitled to vote. Since all of the shares of Series D are convertible into 5,060,000,000 shares of Common Stock, the holders thereof will be able to cast a like number of votes. One of the holders of the Series D, Brian C. Howe, our president and sole director, owns 2,180,000 such shares and will be able to cast 4,360,000,000 votes; thus, he has voting control of the Company.

As a result of the Merger, the Company became a development stage company engaged in the business described above.

Organization

As a result of the Merger, the Company is the parent of Charging.

Change of Corporate Name

On October 21, 2014, the Company changed its corporate name from “Milwaukee Iron Arena Football, Inc.” to “EV Charging USA, Inc.” by merging a wholly owned subsidiary of the Company that had the latter name into the Company, with the Company as the surviving corporation and in connection with the merger, amending the articles of incorporation to effect the change of name without a vote of the Company’s shareholders, as permitted by Nevada law. This subsidiary had no assets or operations.

Table of Contents	8

Accounting Treatment

The Merger has been accounted for as a “reverse merger.” Consequently, the assets and liabilities and the historical operations that were reflected in the Company’s financial statements prior to the Merger are those of Charging and have been recorded at the historical cost basis of Charging, and the consolidated financial statements after completion of the Merger include the assets and liabilities of the Company and Charging, historical operations of Charging and operations of Charging from the closing date of the Merger. As a result of the issuance of the shares of Series D upon the consummation of the Merger, a change in control of the Company occurred on the date of consummation of the Merger. The Company was a “smaller reporting company,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), prior to the Merger and continues as such following the Merger.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2014
COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2013

Revenues

We had no revenues for the three months ended December 31, 2014, and for the three months ended December 31, 2013, because we were a development stage company.

Operating Expenses

Operating expenses for the three months ended December 31, 2014, were $3,184, compared to $492 for the three months ended December 31, 2013. Operating expenses increased in the later period to higher general and administrative expenses associated with the Merger.

Interest

We had interest expense of $77 for the three months ended December 31, 2014, compared to $0.00 for the three months ended December 31, 2013.

Net Loss

We had a net loss of $3,261 for the three-month period ended December 31, 2014, as compared to $492 for the three-month period ended December 31, 2013.

SIX MONTHS ENDED DECEMBER 31, 2014
COMPARED TO THE PERIOD FROM INCEPTION TO DECEMBER 31, 2013

Revenues

We had no revenues for the six months ended December 31, 2014, and for the period that began with the inception of the Company on August 27, 2013 and ended December 31, 2013 (the “Inception Period”), because we were a development stage company.

Operating Expenses

Operating expenses for the six months ended December 31, 2014, were $7,731 compared to $4,690 for the Inception Period. Operating expenses increased in the later period to higher general and administrative expenses associated with the Merger.

Interest

We had interest expense of $121 for the six months ended December 31, 2014, compared to $0.00 for the Inception Period.

Table of Contents	9

Net Loss

We had a net loss of $7,731 for the six month period ended December 31, 2014, as compared to $4,690 for the Inception Period.

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern. As discussed in this Current Report and in the notes to our financial statements, we have not generated any revenues since inception, have incurred operating losses, and at June 30, 2014, and December 31, 2014, we had a working capital deficiency of $8,839 and $391,691, respectively. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Additionally, our independent registered public accounting firm included an explanatory paragraph in their report on our audited financial statements regarding concerns about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our generating operating cash flow and raising capital sufficient to fund operations. Our business strategy may not be successful in addressing these issues, however, and if we cannot continue as a going concern, our shareholders may lose their entire investments.

Liquidity and Capital Resources

As of June 30, 2014, and December 31, 2014, we had assets of $320 and $353, respectively, all in cash, current liabilities of $9,159 and $392,044, respectively, and shareholders’ deficiency of $8,839 and $391,691, respectively.

During these periods, we had no revenues and incurred costs and expenses as set forth above.

During the period from inception on August 23, 2013, to June 30, 2014, we expended net cash of $4,638 in operating activities and received net cash of $8,000 from financing activities, while during the six month period ending December 31, 2014, expended net cash of $4,423 in operating activities and received net cash of $4,456 from financing activities.

We anticipate that we will meet our ongoing cash requirements by retaining income as well as through equity or debt financing. We estimate that our expenses to fund our plan of operations (see below) over the next 12 months will be $4,637,500.

We intend to meet our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements. We currently do not have any arrangements in place to complete any private placements and there is no assurance that we will be successful in completing any private placement or debt financings. However, there is no assurance that any such financing will be available or if available, on terms that will be acceptable to us. We may not raise sufficient funds, or have sufficient retained earnings, to fully carry out our plan of operations.

Plan of Operations
During the next 12 months, we have the following goals and their associated costs, which total $4,637,500:

•	Hire a project manager to oversee installation of charging stations – $90,000.
•	Sales personnel – $90,000.
•	Sell and install 300 Level 2 charging stations – $2,430,000.
•	Sell and install 30 Level 3 charging stations – $1,545,000.
•	Software hosting and data collection fees of $250/unit – $82,500
•	Maintenance of charging stations – $280,000.
•	Office and storage facilities – $40,000.
•	General and administrative expenses – $80,000.
Table of Contents	10

Off-Balance Sheet Arrangements.

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is: (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2014, because while we plan to implement controls and procedures, we have not yet done so. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Critical Accounting Policies and Estimates

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates.

Table of Contents	11

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Principal Executive Officer pursuant to Sarbanes-Oxley Section 302

32.1	Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Section 906

Table of Contents	12

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	By:	/s/ Brian C. Howe
Date: February 20, 2015		Name: Brian C. Howe
Title: Chief Executive Officer, Principal Accounting Officer, President, Director

Table of Contents	13