Form 10-Q
period 2015-03-31
EV Charging USA, INC
filed 2015-05-20
CIK 1083383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes [X]  No [X]

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

As of May 20, 2015, there were 5,060,155,892 shares of the Registrant's Common Stock outstanding.

EV CHARGING USA, INC.
For The Quarterly Period Ended March 31, 2015

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EV CHARGING USA, CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	March 31, 2015	June 30, 2014
CURRENT ASSETS:

Cash	$3,296	$320
TOTAL CURRENT ASSETS AND ASSETS	$3,296	$320

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

Accrued Expenses	13,641	3,607
Loan Payable - related party	15,000	5,552
Note payable - related party	375,000	—
TOTAL CURRENT LIABILITIES	403,641	9,159

STOCKHOLDERS' DEFICIENCY

Preferred stock A, $.001 par value; 5,000,000 shares authorized No shares issued and outstanding	—	—
Preferred stock B, $.001 par value; 5,000,000 shares authorized No shares issued and outstanding	—	—
Preferred stock D, $.001 par value; 5,000,000 shares authorized None and 2,180,000 issued and outstanding at March 31, 2015 and June 30, 2014, respectively	—	2,180
Common stock, $.001 par value; 500,000,000 shares authorized 5,060,155,892 and none issued and outstanding at March 31, 2015 and June 30, 2014, respectively	5,060,156	—
Additional paid in capital	—	—
Accumulated Deficit	(5,460,501)	(8,839)
TOTAL STOCKHOLDERS' DEFICIENCY	(400,345)	(8,839)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$3,296	$320
The accompanying notes are an integral part of these financial statements

Table of Contents	1

EV CHARGING USA, CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine months ended March 31, 2015	From Inception (August 27, 2013 to March 31, 2014	Three months ended March 31, 2015	Three months ended March 31, 2014
Revenue	$—	$—	$—	$—

Operating expense
General and administrative expenses	16,284	4,690	8,553	—
Total Operating expense	16,284	4,690	8,553	—

Loss from operations	(16,284)	(4,690)	(8,553)	—

Other expense (income)
Interest expense	222		101
	222	—	101	—

Loss before provision for taxes	(16,506)	(4,690)	(8,654)	—

Income tax provision	—	—	—	—

NET LOSS	$(16,506)	$(4,690)	$(8,654)	$—

Basic and diluted loss per common share:	$(0.00)	$(0.03)	$(0.00)	$—

Weighted average number of shares outstanding:	664,973,410	155,892	2,046,897,465	155,892

The accompanying notes are an integral part of these financial statements

Table of Contents	2

EV CHARGING USA, CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended March 31, 2015	From Inception (August 27, 2013 to March 31, 2014
OPERATING ACTIVITIES:
Net loss	$(16,506)	$(4,690)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Accrued expenses	10,034	52

NET CASH USED IN OPERATING ACTIVITIES	(6,472)	(4,638)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	3,000
Proceeds from issuance of private placement	25,000
Repayment of note payable related party	(25,000)
Proceeds of loan from related party	9,448	5,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	9,448	8,000

INCREASE IN CASH	2,976	3,362

CASH - BEGINNING OF PERIOD	320	—

CASH - END OF PERIOD	$3,296	$3,362

The accompanying notes are an integral part of these financial statements

Table of Contents	3

EV CHARGING USA, CORP.

Notes to Consolidated Financial Statements

March 31, 2015

(Unaudited)

Note 1 - Business description

Business

EV Charging USA, Corp. (“the Company”) is in the development stage. The Company’s purpose is to become a leading installer of Electric Vehicle Charging Stations in the state of Illinois.

On October 27, 2014, the Company completed an Agreement and Plan of Merger that it had entered into with EV USA Charging, Inc. ("EVUS") under its former corporate name "Milwaukee Iron Arena Football, Inc." In connection with the merger, the sole shareholder of the Company received 2,180,000 shares of Series D Convertible Preferred Stock of EVUS in exchange for his shares of the Company. The merger will be accounted for as a recapitalization of EVUS, whereby the Company will be the accounting acquirer and surviving reporting company. In connection with the merger, EVUS completed a private placement of 350,000 shares of its Series D Convertible Preferred Stock for proceeds of $25,000. Also in connection with the merger, the former president and sole director of EVUS exchanged 5,000,000 shares of Series A Convertible Preferred Stock and 5,000,000 shares of Series B Convertible Preferred Stock of EVUS owned by him and $40,928 of indebtedness owed to him for a convertible promissory note in the amount of $400,000 and the proceeds of the private placement referred to above.

Note 2 – Basis of Presentation

The unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited financial statements have been prepared in accordance with the accounting policies described in the Company’s audited financial statements included in form 8-k filed by Milwaukee Iron Professional Arena Football, Inc. with the SEC on October 29, 2014 for the fiscal year ended June 30, 2014 and do not include all information and footnote disclosures included in our audited financial statements. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly, in all material respects, the financial condition, results of operations and cash flows for the periods presented. Operating results for the six and three months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year or any other period. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements included in form 8-k filed by Milwaukee Iron Professional Arena Football, Inc. with the SEC on October 29, 2014.

The Company has elected to adopt early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements; and no longer presents or discloses inception-to-date information and other remaining disclosure requirements of Topic 915.

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

Table of Contents	4

Start-Up Costs

In accordance with ASC 720, “Start-up Costs”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

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

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

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

Note 5 – Related Party

In connection with the merger referred to in note 1, the company issued a promissory note in the amount of $400,000, which bears interest at 0.38% per annum and matures October 27, 2015. $25,000 of the note was repaid with the proceeds of the private placement referred to in note 7. The note is convertible, upon an event of default as defined in the agreement, at 50% of the current market price of the Company’s stock.

The Company has a loan agreement with its shareholder whereby the shareholder will loan the company funds, as required, to operate its business. The term of the loan is indefinite and can be repaid at any time in part or in full. The loan will bear interest at 3.25% per annum. For the period from inception (August 27, 2013) March 31, 2015 the shareholder has loaned an aggregate of $15,000 to the Company. Interest expense accrued on the loan was $222 and $101 for the six and three months ended March 31, 2015, respectively.

Note 6 – Stockholders’ Equity

In connection with merger referred to in note 1, 2,180,000 shares of Series D preferred were issued to the shareholder of the company in the reverse merger.

Also in connection with the merger, the Company completed a private placement of 350,000 shares of Series D Convertible Preferred Stock for proceeds of $25,000.

On February 23, 2015, the Company’s authorized Common Stock was increased to 6,000,000,000 shares and all of the 2,530,000 shares of Series D were converted into 5,060,000,000 shares of Common Stock.

Table of Contents	6

Note 7 – Income Taxes

As of March 31, 2015 the Company has approximately $28,500 of federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2033. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

Note 8 – Subsequent Events

Management has evaluated events occurring after the date of these financial statements through the date that these financial statements were available to be issued.

Table of Contents	7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

Introduction

Overview

Through Charging, we offer electric vehicle (“EV”) charging services and charging stations, enabling EV drivers to recharge their vehicles easily at commercial locations or in their own garages. Our headquarters are in Chicago, Illinois. We are initially offering these products and services in the metropolitan Chicago area and plan to expand nationally, starting in the Midwest, as we identify business opportunities and as our financing permits. We perceive, but cannot assure, that there will be an increasing demand for our products and services. During the fiscal year ended June 30, 2014, and the 6-month period ended December 31, 2014, we did not sell, install or services any electric vehicle charging stations. During the 3-month period ended March 31, 2015, we entered into agreement under which we will receive fees for referrals to a vendor of charging stations. We have sold a charging station pursuant to that agreement for which we will receive a referral fee and have entered into a contract for the sale of that charging station under which we will receive an installation fee during the quarter ending June 30, 2015. We anticipate entering into an agreement with a manufacturer from which we are purchasing charging stations for a line of credit under which we may purchase its products for resale. While we will be able to continue generating revenue from referrals and acquire charging stations for resale within the limits imposed by the line of credit and conduct a number of the activities set forth in our plan of operations, we do not have the capital required to complete the portions of that plan that, among others, contemplate the purchase of certain equipment and service parts, increased staffing and office space, and advertising. Our ability to develop those aspects depends on our obtaining substantial capital and we can give no assurance that we will be able to do so.

For several years prior to the Merger, the Company had no operations, material assets or revenue and was a shell company. Upon the filing of articles of merger with the Secretary of State of the State of Illinois on October 27, 2014, pursuant to the Merger Agreement (see “Our History – The Merger,” below), the Company acquired Charging as its wholly owned subsidiary, ceased being a shell company and became a development stage company engaged in the business described below. Although we have organized, have an office and have begun to develop our business as described in the previous paragraph, we are in the early stages of our development. An investment in the Company is highly speculative and we cannot assure that our business will continue to develop.

We have a history of net losses and deficiencies in working capital. We incurred a net loss of $11,839 for our fiscal year ended June 30, 2014, and a net loss of $16,506 for the nine-month period ended March 31, 2015. As of June 30, 2014, and March 31, 2015, our working capital deficiency was $8,839 and $400,345 , respectively. As of June 30, 2014, and March 31, 2015, we had available cash of $320 and $3,296, respectively.

Our long-term goals are to continue the development of our business conducted and to become a significant factor in the electric vehicle charging market.

Our audited financial statements for the year ended June 30, 2014, include only the period commencing with the inception of Charging on August 27, 2013, and do not include any historical financial data of the Company, which was dormant for several years until it acquired Charging in the merger that is discussed below. Accordingly, these financial statements are those of Charging. Our unaudited financial statements for the 9-month period ended March 31, 2015, show our results for that period and have been prepared on the basis that Charging was the accounting acquirer in the merger.

Table of Contents	8

The Company has pledged all of the shares in its operating subsidiary, Charging, as security for the payment of a convertible promissory note in the principal amount of $400,000, of which $25,000 has been prepaid and of which $375,000 is due in full on March 31, 2016. We are presently unable to repay this convertible promissory note and, unless we are able to develop sufficient revenues and/or obtain sufficient financing, we will be unable to pay it when due. In that event, the lender could foreclose on and sell all of the shares in Charging, through which we are required to conduct all of our operations, in order to satisfy, as a whole or in part, the indebtedness outstanding under the convertible promissory note, with the result that the Company would be left with no operations and the shareholders would lose all, or substantially all, of their investment. This convertible promissory note also contains restrictive covenants which limit our ability to make acquisitions and issue publicly traded securities.

We have commenced a plan of operations, but we need to raise capital of at least $120,000 in order to complete it. No assurance can be given as to when or whether we will receive any portion of that amount or the terms, if any, on which we will receive it. Until we begin to receive financing and/or revenues, it will cost approximately $1,500 per month to maintain our office and develop our business through the efforts of our president. In addition to our available cash our President has indicated that he is willing to loan the Company $1,500 per month for the next 6 months. Accordingly, if we do not receive additional financing or generate revenues within 8 months, we cannot not continue in business beyond that time and if we do not receive additional financing or generate sufficient revenue within 6 months, we may not be able to meet expenses in connection with our annual audit for the fiscal year ending on June 30, 2015, and our annual report on Form 10-K for that fiscal year. The payment of these costs, depends on the willingness of our president to advance funds to us. The development of our business depends on his willingness to continue to work without compensation. No assurance can be given that he will continue to advance funds or to work without compensation.

Our History

Prior to the Merger

The Company was incorporated in the State of Colorado in 1983, under the name Bugs, Inc., for the purpose of using microbial and other agents, including metallurgy, to enhance oil and natural gas production and to facilitate the recovery of certain metals. On August 17, 1999, it was redomiciled to the State of Nevada through a merger as Genesis Capital Corporation of Nevada, which was authorized to issue 50,000,000 shares of Common Stock, par value $0.001 per share and 10,000,000 shares of preferred stock, issuable in series.

On September 17, 2001, the Company amended its articles of incorporation to increase the number of authorized shares of Common Stock to 500,000,000.

On January 25, 2007, the Company filed with the Secretary of State of Nevada a certificate of designations designating 5,000,000 shares of Series A Preferred Stock (“Series A Preferred Stock”) and amended the certificate on February 21, 2007.

On February 21, 2007, the Company filed with the Secretary of State of Nevada a certificate of designations designating 5,000,000 shares of Series A Preferred Stock (“Series B Preferred Stock”).

On March 12, 2007, the Company amended its articles of incorporation to provide for a 1-for-100 reverse split.

On April 21, 2008, the Company amended its articles of incorporation to provide for a 1-for-500 reverse split.

On February 9, 2010, the Company amended its articles of incorporation to change its corporate name to “Milwaukee Iron Arena Football, Inc.”

On July 15, 2010, the Company amended its articles of incorporation to provide for a 1-for-50 reverse split.

On September 5, 2014, the Company filed with the Secretary of State of Nevada a certificate of designation designating 2,530,000 shares of Series C Preferred Stock, par value $0.001 per share (“Series C Preferred Stock”), which certificate of designation was withdrawn on October 13, 2013.

Table of Contents	9

On September 5, 2014, the Company filed with the Secretary of State of Nevada a certificate of withdrawing the certificate of designation of the Series A Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”), which had been surrendered in satisfaction of a condition precedent to the merger described below.

On October 13, 2014, the Company filed with the Secretary of State of Nevada a certificate of designation designating 2,530,000 shares of Series D Preferred Stock, par value $0.001 per share (“Series D Preferred Stock”).

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

The Merger

On August 20, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MWKI Acquisition, Inc., an Illinois corporation and the Company’s wholly owned subsidiary (“Acquisition”), and EV Charging USA, Corp., an Illinois corporation (“Charging”). This agreement was amended on August 28, 2014, October 2, 2014, and October 23, 2014, and, as so amended, is referred to as the “Merger Agreement.” Under the Merger Agreement, the Company agreed to acquire Charging as its wholly owned subsidiary by merging Acquisition with and into Charging, such that the Company would acquire all of the outstanding shares of Charging and the sole holder of the shares of Charging immediately prior to the Merger would receive 2,180,000 shares of the Company’s Series D Preferred Stock. Each share of Series D Preferred Stock was convertible into 2,000 shares of Common Stock or a total of 700,000,000 shares of Common Stock. However, the Company had only 498,000,000 shares of authorized and unissued shares of Common Stock available for such conversion. Accordingly, the certificate of designation for the Series D Preferred Stock permitted the conversion of only 249,000 shares of Series D Preferred Stock until the Company authorized the additional 202,000,000 shares of Common Stock required for the full conversion of the Series D Preferred Stock. The Company authorized these additional shares by filing an amendment to the Company’s articles of incorporation providing for an additional 1,000,000,000 shares of authorized Common Stock on February 23, 2015, and, upon such filing, all of the shares of Series D Preferred Stock were automatically be converted into shares of Common Stock.

The merger that occurred pursuant to the Merger Agreement is referred to as the “Merger.”

On October 27, 2014, the transactions contemplated by the Merger Agreement were closed and on the same day, the Merger was consummated by the filing of a certificate of merger with the Secretary of State of the State of Illinois, upon which the Company acquired Charging as its wholly owned subsidiary. Since we had no operations prior to the consummation of the Merger, our business will be that of Charging only. A description of our business appears below under the caption “Description of Business.” Our long-term goals are to continue the development of the business conducted by Charging and to become a significant factor in the electric vehicle charging market.

Table of Contents	10

Prior to the consummation of the Merger, the Company had 155,892 shares of Common Stock, 5,000,000 shares of Series A Preferred Stock, and 5,000,000 shares of Series B Preferred Stock issued and outstanding. All of the outstanding shares of Series A Preferred Stock and Series B Preferred Stock were held beneficially by Richard S. Astrom, the Company’s president and sole director until the consummation of the Merger. In satisfaction of a condition precedent to the Merger, Mr. Astrom surrendered to the Company his shares of Series A Preferred Stock prior to the closing of the Merger and his shares of Series B Preferred Stock upon the closing of the Merger, extinguished the Company’s indebtedness to him and agreed to indemnify the Company from and hold it harmless against certain other liabilities, all in exchange for (i) its issuance to him of a convertible promissory note in the principal amount of $400,000.00, secured by a pledge agreement and (ii) its prepayment to him of $25,000.00 of the principal amount of the promissory note. For further information about these transactions, see “Directors and Executive Officers – Related Party Transactions – Exchange Transaction” on page 35. After the shares of Series A Preferred Stock were surrendered, they were canceled and the Company filed with the Secretary of State of the State of Nevada a certificate withdrawing the certificate of designation establishing the Series A Preferred Stock, as indicated above. At the closing under the Merger Agreement, all of the outstanding shares of Series B Preferred Stock were surrendered and were canceled. On November 17, 2014, the Company filed with the Secretary of State of Nevada a certificate withdrawing the certificate of designation of this series.

In satisfaction of a condition precedent to the Merger, the Company completed a private placement in which it received $25,000 and issued 350,000 shares of Series D Preferred Stock (the “Private Placement”).

After the Merger and Private Placement, the Company had outstanding 155,892 shares of Common Stock and 2,530,000 shares of Series D Preferred Stock, which were convertible into 5,060,000,000 shares of Common Stock. By reason of the full conversion of the Series D Preferred Stock into shares of Common Stock on February 23, 2015, the Company now has 5,060,155,892 shares of Common Stock outstanding.

As a result of the Merger, we are in the business of providing electric vehicle (“EV”) charging services and charging stations, enabling EV drivers to recharge their vehicles easily at commercial locations or in their own garages. For more detailed information as to our business and our plans to develop it, see “Description of Business,” on page 25 and “Plan of Operations” on page 30.

Following the Merger, the Company, the fiscal year of which ended September 30, adopted the fiscal year of Charging, which ends June 30.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2015
COMPARED TO THREE MONTHS ENDED MARCH 31, 2014

Revenues

We had no revenue for the three months ended March 31, 2015, or for the three months ended March 31, 2014.

Operating Expenses

Operating expenses for the three months ended March 31, 2015, were $8,553 compared to $0.00 for the three months ended March 31, 2014. Operating expenses increased in the later period to higher general and administrative expenses associated with the Merger.

Net Loss

We had a net loss of $8,654 for the three-month period ended March 31, 2015, as compared to a net loss of $0.00 for the three-month period ended March 31, 2014.

Table of Contents	11

Interest

Interest for the three-month period ended March 31, 2015, was $101, compared to interest of $0.00 for the three-month period ended March 31, 2014.

RESULTS OF OPERATIONS
NINE MONTHS ENDED MARCH 31, 2015
COMPARED THE PERIOD BEGINNING WITH INCEPTION (AUGUST 27, 2013)
AND ENDED MARCH 31, 2014

Revenues

We had no revenue for the nine months ended March 31, 2015, or for the nine months ended March 31, 2014.

Operating Expenses

Operating expenses for the nine months ended March 31, 2015, were $16,284, compared to $4,690 for the period beginning with Inception (August 27, 2013) and ended March 31, 2014. Operating expenses increased in the later period to higher general and administrative expenses associated with the Merger.

Net Loss

We had a net loss of $16,506 for the nine-month period ended March 31, 2015, compared to a net loss of $4,690 for the period from inception to March 31, 2014.

Interest

Interest for the nine-month period ended March 31, 2015, was $222, compared to interest of $0.00 for the period from inception to March 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

As of June 30, 2014, and March 31, 2014, we had assets of $320 and $3,296, respectively, all in cash, current liabilities of $9,159 and $403,641, respectively, and shareholders’ deficiency of $8,839 and $400,345, respectively. During these periods, we had no revenues and incurred costs and expenses as set forth above. We expect to generate revenues during the quarter ending June 30, 2015, as the result of a contract under which we will receive referral and a contract under which we will receive an installation fee.

During the period from Inception to June 30, 2014, we expended net cash of $8,180 in operating activities and received net cash of $8,500 from financing activities. There is no prior period to which comparisons may be made. During the nine-month period ended March 31, 2015, we used net cash of $6,472 in operating activities and received net cash of $9,448 from financing activities, as compared with net cash of $4,638 used in operating activities and net cash of $8,000 received from financing activities during the period from Inception Period.

Table of Contents	12

We anticipate that we will meet our ongoing financing requirements for the next 12 months by retaining income as well as through equity or debt financing, customer deposits, lines of credit with manufacturers and vendors and credit terms with installers of charging stations with whom we subcontract. We estimate that we will require an additional $120,000 in order to complete our plan of operations (see below) for the next 12 months. At lesser levels of funding, we may be able to complete the plan of operations only in part, principally because, as explained in the last sentence of this paragraph, we will be unable to acquire and sell the number of charging stations targeted in the plan. Although we believe that we can generate greater revenues and profits by purchasing and reselling charging stations than by receiving referral fees from vendors, referral fee arrangements, such as the one that we have entered into with ChargePoint, Inc. (the “ChargePoint Agreement”) will enable us to offer charging stations to customers without our having to expend cash. We are seeking a $15,000 credit line with Aeroenvironment, Inc., which, if approved, together with customer deposits, will enable us to finance several Level 1 and Level 2 charging stations, but our present credit capacity will not permit us to finance the purchase and sale of Level 3 charging stations. We expect to obtain 30 to 45 day credit terms from the companies with which we subcontract for installation of charging stations. We believe, but cannot assure, that with increasing purchase volume and timely payment, we will be able to increase our vendor lines of credit.

We currently do not have any arrangements for any debt or equity financing and there is no assurance that any such financing will be available or if available, on terms that will be acceptable to us. We may not raise sufficient funds, or have sufficient retained earnings, to carry out our plan of operations fully. We are unable to predict the amount of customer deposits that we may receive, inasmuch as they will be the subject of negotiation, together with the other terms of individual contracts.

Plan of Operations

Our most significant objectives over the next 12 months are to obtain financing, to continue the sale and installation of charging stations and to begin servicing of charging stations, whether or not sold and installed by us. In order to do so, we have established the following specific goals for this period:

•	Secure funding of $120,000 in order to complete our plan of operations. This activity has commenced through personal contacts by our president and will be ongoing. We can give no assurance that funding in this or any lesser amount will be available on acceptable terms, or available at all. The costs associated with this activity, which would arise principally from travel and legal expenses, are estimated to be $20,000. Of this amount, approximately $50,000 will be needed as an initial fund for the acquisition of Level 3 charging stations for resale.
•	Provide services under a prospective contract for the maintenance of at least 26 Level 3 charging stations in the Chicago area (the “Prospective Maintenance Contract”). This activity can be conducted using available cash and once payments begin, we believe that it will generate profits.

•	Conduct referral activities under the ChargePoint Agreement. This activity can be conducted using available cash.
•	Hire sales, administrative and technical personnel. We will need to hire a technician immediately upon signing the Prospective Maintenance Contract; the revenues from the Prospective Maintenance Contract are expected to be sufficient to pay this salary. We believe that our president will be able to perform other sales, administrative and technical activities for several months, but as our business expands, we will need to hire additional personnel as needed and as our revenues and financing permit. The costs associated with all such personnel are estimated to be $15,000 per month. We have interviewed candidates for certain positions, but have not hired any and do not intend to do so until we require their services and until we receive sufficient financing and/or revenues to pay them.
•	Acquire additional office furniture, equipment and materials (forms, corporate stationary, business cards and office supplies). We will commence this activity contemporaneously with our hiring of the above sales, administrative and technical personnel and complete it soon thereafter.
•	Lease additional office and warehouse space. The costs associated with this activity are estimated to be approximately $3,350 per month. We will commence this activity contemporaneously with our hiring of the above sales, administrative and technical personnel and complete it soon thereafter.
Table of Contents	13

•	Obtain and complete orders for the sale (directly or by referral) and installation of 150 Level 1 charging stations, which will yield revenues of approximately $375,000 if all sales are made directly; the amount will be reduced by approximately 5% per charging station to the extent that sales are made by referrals. We expect that this activity will commence at the rate of a few orders per month in the first few months and that the number of orders will increase with the passage of time. The referral agreement with ChargePoint, the line of credit with Aeroenvironment, if it is approved, credit terms with installers and customer deposits will enable us to conduct this part of our plan of operations but our ability to complete it depends on the generation of sufficient customer orders and, if necessary, additional financing.
•	Obtain and complete orders for the sale (directly or by referral) and installation of 150 Level 2 charging stations at commercial properties with at least 100 parking spaces, which will yield revenues of approximately $2,055,000 if all sales are made directly; the amount will be reduced by approximately 5% per charging station to the extent that sales are made by referrals. This activity has commence with an order for the sale and installation of a Level 2 charging station under the referral arrangement with ChargePoint and we expect it to continue at the rate of a few orders per month in the first few months and that the number of orders will increase with the passage of time. The referral agreement with ChargePoint, the line of credit with Aeroenvironment, if it is approved, credit terms with installers and customer deposits will enable us to conduct this part of our plan of operations but our ability to complete it depends on the generation of sufficient customer orders and, if necessary, additional financing.
•	Obtain and complete orders from 30 customers for the sale (directly or by referral) and installation of Level 3 charging stations, which will yield revenues of approximately $1,545,000 if all sales are made directly; the amount will be reduced by approximately 5% per charging station to the extent that sales are made by referrals. We are limited to offering Level 3 charging stations in connection with our referral fee arrangement with ChargePoint to customers who will accept ChargePoint’s products and who are able to pay or finance the price therefor because we need to have $50,000 available before we can purchase and resell these charging systems. We expect that this activity will commence at the rate of one or two orders per month in the first few months and that the number of orders will increase with the passage of time.
•	Hire field technicians and technical support equipment. We will commence this activity as needed when we have installed our first charging stations. The cost is not ascertainable because the number of technicians and the amount of equipment depends on the number of charging stations installed. The cost of each technician is estimated to be $6,000 per month and the cost of technical support equipment is estimated to be from $1,500 to $4,500. We believe that we will be able to pay the salaries of technicians from the fees that we charge for their services, but pay for or finance the cost of equipment.
•	Acquire an inventory of service parts. We will commence this activity as needed when we have installed our first EV charging units. The cost of this activity is estimated to be from $15,000 to $37,500, depending on the number of charging units sold and installed. Until we purchase this inventory, we will acquire service parts from manufacturers and other vendors as needed.
•	Begin a marketing and advertising our campaign. We have commenced this activity which includes updating our website, brochures and other advertising materials and attending industry events, and will continue it as our finances permit. The full cost is estimated to be $60,000.
•	Activation of software hosting, licensing fees and data collection fees. We will commence this activity, which will continue until throughout the 12-month period, as and when we install charging stations. We estimate the costs associated with this activity to be approximately $250 per charging station, all of which will be borne by our customers.

Many of these goals are dependent on the attainment of one or more others and all of them are dependent on obtaining financing. We cannot give firm dates for the attainment of any goal that depends on orders or financing or a firm date for the receipt of revenues from orders because we cannot predict when, if or in what amount we will receive orders or financing.

Referral fees from the ChargePoint Agreement, together with payments under the Prospective Maintenance Contract, the prospective line of credit with Aeroenvironment, customers’ deposits, credit terms with installers and revenue from other operations, will enable us partially to complete our plan of operations. However, we believe that will require $50,000 in order to begin purchasing and reselling Level 3 chargers and $120,000 in order to fully to complete our plan of operations.

Table of Contents	14

We will begin to receive revenues under the ChargePoint Agreement, 30 days after ChargePoint receives payment from a customer that we refer to ChargePoint. As previously indicated, we expect to receive a referral fee from ChargePoint and payment for the installation of the related charging stations during the quarter ending June 30, 2015. If the Prospective Maintenance Contract is entered into, we will begin receiving revenues within 30 days after we begin rendering services. We expect to receive revenues 30 days after a charging station is installed or maintenance services are rendered. We are exploring the use of credit cards in order to receive payment when installations are complete.

Off-Balance Sheet Arrangements.

We currently do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Internal Controls

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that there was a material weakness in our disclosure controls and procedures as of the end of the period covered by this report because the information required to be disclosed by us in reports filed under the Exchange Act was not being (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. We are a growing company and we currently lack documented procedures included documentation related to testing of processes, data validation procedures from the systems into the general ledger, testing of systems, validation of results, disclosure review, and other analytics. Furthermore, we lacked sufficient personnel to properly segregate duties. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Remediation Plan

Management has been actively engaged in developing a remediation plan to address the above mentioned material weakness. Implementation of the remediation plan is in process and consists of establishing a formal review process As of March 31, 2015, management has not yet completed these remediation efforts. Management believes the foregoing efforts will effectively remediate the material weakness. As we continue to evaluate and work to improve our internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify the remediation plan described above. Management will continue to review and make necessary changes to the overall design of our internal control.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	15

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

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

	By:	/s/ Brian C. Howe
Date: May 20, 2015		Brian C. Howe
Chief Executive Officer, Principal Accounting Officer, Director

Table of Contents	16