Form 10-K
period 2015-06-30
EV Charging USA, INC
filed 2015-11-06
CIK 1083383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-27831

EV CHARGING USA, INC.

(Exact name of registrant as specified in its charter)

Nevada	91-1947658
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

180 North LaSalle St., 37th Floor, Chicago, IL 60601

(Address of principal executive offices) (Zip Code)

(312) 216-5106

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value	OTCQB
(Title of class)	(Name of exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes ☐ No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.   ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.

Large accelerated filer  ☐                       Accelerated filer  ☐

Non-accelerated filer  ☐                         Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 31, 2014, approximately 152,881 shares of our common stock, par value $0.001 per share, were held by non-affiliates, which had a market value of approximately $30,576 based on the available OTCQB closing price of $.20 per share on December 31, 2014.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 30, 2015, the number of shares of common stock of the registrant outstanding was 5,060,155,892 and the number of shares of convertible preferred stock outstanding was 0.

FORM 10-K

EV CHARGING USA, INC.

JUNE 30, 2015

PART I

Except for statements of historical fact, the information presented herein constitutes forward-looking statements. These forward-looking statements generally can be identified by phrases such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “foresees,” “intends,” “plans,” or other words of similar import.  Similarly, statements herein that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, our ability to: successfully commercialize our technology; generate revenues and achieve profitability in an intensely competitive industry; compete in products and prices with substantially larger  and better capitalized competitors; secure, maintain and enforce a strong intellectual property portfolio; attract additional capital sufficient to finance our working capital requirements, as well as any investment of plant, property and equipment; develop a sales and marketing infrastructure; identify and maintain relationships with third party suppliers who can provide us a reliable source of raw materials; acquire, develop, or identify for our own use, a manufacturing capability; attract and retain talented individuals; continue operations during periods of uncertain general economic or market conditions, and; other events, factors and risks previously and from time to time disclosed in our filings with the Securities and Exchange Commission, including, specifically, the “Risk Factors” enumerated herein.

Although we believe the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on our forward-looking statements, which speak only as of the date of this report.  Except as required by law, we do not undertake to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

“EV Charging”, “we”, “us”, “our” or the Company refers to EV Charging USA, Inc.

ITEM 1.   DESCRIPTION OF BUSINESS

EV Charging USA, Corp. (“the Company”) is in the development stage. The Company’s purpose is to become a leading installer of Electric Vehicle Charging Stations in the state of Illinois.

On October 27, 2014, the Company completed an Agreement and Plan of Merger that it had entered into with EV USA Charging, Inc. ("EVUS") under its former corporate name "Milwaukee Iron Arena Football, Inc." In connection with the merger, the sole shareholder of the Company received 2,180,000 shares of Series D Convertible Preferred Stock of EVUS in exchange for his shares of the Company. The merger was accounted for as a recapitalization of EVUS, whereby the Company will be the accounting acquirer and surviving reporting company. In connection with the merger, EVUS completed a private placement of 350,000 shares of its Series D Convertible Preferred Stock for proceeds of $25,000. Also in connection with the merger, the former president and sole director of EVUS exchanged 5,000,000 shares of Series A Convertible Preferred Stock and 5,000,000 shares of Series B Convertible Preferred Stock of EVUS owned by him and $40,928 of indebtedness owed to him for a convertible promissory note in the amount of $400,000 and the proceeds of the private placement referred to above.

Employees

Brian C. Howe, our Chief Executive Officer, President and Secretary represents our only employee. Mr. Howe is a full time employee of the Company.

ITEM 1A.  RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to us since we are not an accelerated filer, a large accelerated filer or a well-known seasoned issuer under SEC rules.

ITEM 2. PROPERTIES

The Company maintains offices at 180 North LaSalle St., 37th Floor, Chicago, IL 60601 at a rental rate of $105 per month on a month to month basis

ITEM 3.  LEGAL PROCEEDINGS

No current director, officer, nominee for director or officer, affiliate or promoter has, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, nor has any such person been the subject of any order, judgment or decree involving the violation of any state or federal securities or commodities laws. The Company is not aware of any legal proceedings to which any director, officer or affiliate of the Company, any record or beneficial owner of more than five (5) percent of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or has an interest adverse to the Company.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices

Our common stock, par value $.001 per share (the “Common Stock”), is currently quoted on the OTCQB under the symbol “EVUS”. The high/low market prices of our common stock were as follows for the periods below, as reported on www.OTCQB.com. The quotations below reflect inter-dealer bid prices without retail markup, markdown, or commission and may not represent actual transactions.

	High Close	Low Close

Fiscal Year Ended June 30, 2015
1 st Quarter	$.20	$.20
2 nd Quarter	$.20	$.20
3 rd Quarter	$.20	$.20
4 th Quarter	$.20	$.20

Fiscal Year Ended June 30, 2014
1 st Quarter	$.20	$.20
2 nd Quarter	$.20	$.20
3 rd Quarter	$.20	$.20
4 th Quarter	$.20	$.20

As of June 30, 2015, we had approximately 193 shareholders of record of our common stock.

Recent Issuances of Unregistered Securities

On October 27, 2014, the Company completed the Private Placement, in which it received $25,000 as a result of the issuance of 350,000 shares of Series D Preferred Stock. These shares will be converted into 700,000,000 shares of Common Stock upon the occurrence of the Automatic Conversion Event. Until such occurrence, the holders of these shares may, at their option, convert up to 249,000 shares into up to 498,000,000 shares of Common Stock on a “first come – first served” basis. All of the participants in the Private Placement paid the same price for their shares.

Pursuant to a Share Purchase Agreement, dated September 11, 2014, between the Company and Dixie Assets Management, Inc., a corporation controlled by Mr. Astrom, our former president and sole director, he acquired beneficial ownership of 100,000 shares of Series D Preferred Stock, which will be converted into 200,000,000 shares of Common Stock upon the occurrence of the Automatic Conversion Event, for the purchase price of $7,142.86. Pursuant to a Share Purchase Agreement, dated September 11, 2014, between the Company and Pharo Tesoro LLC, a limited liability company controlled by Pamela Astrom, the wife of Mr. Astrom, she acquired beneficial ownership of 101,000 shares of Series D Preferred Stock, which will be converted into 202,000,000 shares of Common Stock upon the occurrence of the Automatic Conversion Event, for the purchase price of $7,214.29

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable since we are a smaller reporting company as defined under the applicable SEC rules.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for statements of historical fact, the information presented herein constitutes forward-looking statements. These forward-looking statements generally can be identified by phrases such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “foresees,” “intends,” “plans,” or other words of similar import.  Similarly, statements herein that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, our ability to: successfully commercialize our technology; generate revenues and achieve profitability in an intensely competitive industry; compete in products and prices with substantially larger  and better capitalized competitors; secure, maintain and enforce a strong intellectual property portfolio; attract immediate additional capital sufficient to finance our working capital requirements, as well as any investment of plant, property and equipment; develop a sales and marketing infrastructure; identify and maintain relationships with third party suppliers who can provide us a reliable source of raw materials; acquire, develop, or identify for our own use, a manufacturing capability; attract and retain talented individuals; continue operations during periods of uncertain general economic or market conditions, and; other events, factors and risks previously and from time to time disclosed in our filings with the Securities and Exchange Commission, including, specifically, the “Risk Factors” enumerated herein.

Overview

Through Charging, we offer electric vehicle (“EV”) charging services and charging stations, enabling EV drivers to recharge their vehicles easily at commercial locations or in their own garages. Our headquarters are in Chicago, Illinois. We are initially offering these products and services in the metropolitan Chicago area and plan to expand nationally, starting in the Midwest, as we identify business opportunities and as our financing permits. We perceive, but cannot assure, that there will be an increasing demand for our products and services. During the six months ended June 30, 2015, we did not sell, install or service any electric vehicle charging stations. During the 3-month period ended March 31, 2015, we entered into agreement under which we will receive fees for referrals to a vendor of charging stations. We have sold a charging station pursuant to that agreement for which we will receive a referral fee and have entered into a contract for the sale of that charging station under which we expect to receive an installation fee during the quarter ending September 30, 2015. We anticipate entering into an agreement with a manufacturer from which we are purchasing charging stations for a line of credit under which we may purchase its products for resale. While we will be able to continue generating revenue from referrals and acquire charging stations for resale within the limits imposed by the line of credit and conduct a number of the activities set forth in our plan of operations, we do not have the capital required to complete the portions of that plan that, among others, contemplate the purchase of certain equipment and service parts, increased staffing and office space, and advertising. Our ability to develop those aspects depends on our obtaining substantial capital and we can give no assurance that we will be able to do so.

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

Current Business

We will provide electric vehicle (“EV”) charging services and charging stations, enabling EV drivers to recharge their vehicles easily at commercial locations or in their own garages. Our headquarters are in Chicago, Illinois. We will initially provide our products and services in the metropolitan Chicago area and plan to expand nationally, starting in the Midwest, as business opportunities are found and as our financing permits. We perceive, but cannot assure, that there will be an increasing demand for our products and services.

We plan to develop our business by acquiring charging stations from and by entering into contracts for, their installation and operation at public locations, such as gas stations, shopping malls and publicly owned or privately operated parking lots and structures, and at private locations, such as residences and other non-public areas where EVs are parked. We plan to begin hiring sales and project management personnel in the near future.

We will offer various options for charging stations and services. For public locations, we plan to offer (i) a comprehensive turnkey program where we will own and operate the charging station, manage installation, maintenance, network connectivity and related services, (ii) a program whereunder we and the owners and lessees of property share in the cost of the system, installation expenses of installing, operating and managing charging stations at agreed locations and network connectivity. In both cases, we will share a portion of the EV charging revenue with the property owner, but our share thereof will be higher in the first case. For residences and properties interested in purchasing and owning charging stations, we will provide the systems, make site and/or installation recommendations, make connections to a network, and provide management and maintenance services for a fixed monthly subscription fee based upon a fixed number of charges or on a per charge basis.

The principal components of a charging station are a charger, which draws and processes electricity so that it is usable to charge an EV’s battery, a networking unit, which authorizes payment for charges and transmits other information, a charging cable, which connects the charger to the EV’s electrical system, and a post or other means of attaching the assembled charger, networking unit and cable to the ground or a building.

There are currently three types of charging stations:

•	Level 1 – Level 1 charging stations, which operate on either 110/120 or 220/240 volts, vary substantially in charging capacity, but typically require from about 12 to 24 hours for a full recharge. A system of this kind is typically installed in a residence or other location where the time for recharging is not an important factor. The cost of a recharge depends principally on the cost of electricity where the charging station is installed. For example, at the rate of $0.12 per kilowatt-hour, a Nissan LEAF®, which has a driving range of about 100 miles, would cost about $2.88 for a full recharge, or less than $0.03 cents per mile. The cost of a Level 1 charging station and its and installation will range between approximately $200 and $500. These systems may be connected to a network if their owners desire, such as in the event that such owners permit others to use them for a fee and these owners permit payment by credit card.
  Level 2 –Level 2 charging stations, which operate on 220/240 volts, deliver a driving range of up to 24 miles per hour of charging (depending on amperage). A Level 2 charging station requires from about 2 to 8 hours to recharge a fully discharged battery, depending on battery size and the charging capacity of the charging station. A system of this kind is typically installed in a location where an EV owner is willing to wait for a recharge, such as a shopping center or a movie theater. The cost of a recharge is fixed by the owner of the charging station and will typically be between approximately $1.00 and $ 2.00 per hour. The cost of a charging station and its installation will range between approximately $5,000 and $8,000. These systems will almost always be connected to a network.
  Level 3 – Level 3 charging stations, which operate on 480 volts, deliver a driving range of up to 150 miles per hour of charging. A Level 3 charging station requires from approximately 30 to 60 minutes to recharge a fully discharged battery, depending on the vehicle battery size and the charging capacity of the charging station. A system of this kind is typically installed in a location where low charging time is a significant factor, such as along superhighways. The cost of a recharge is fixed by the owner of the charging station and will typically be between approximately $15 and $25. The cost of a charging station and its installation will range between approximately $35,000 and $60,000. These systems will almost always be connected to a network.

The range of costs for a charging station and its installation in the above descriptions is caused primarily by installation costs, which will vary substantially because of the distance of the charger from a power source, conditions at the installation site, the costs of materials required for installation and, in the case of Level 3 chargers, the need to establish a 480-volt power source if none is present.

The charging stations that we will offer will be compatible with EVs sold in the United States, including the Tesla Model S®, Nissan LEAF®, ChevyVolt®, BMW i3® and i8®, Mitsubishi i-Miev®, Toyota Prius Plug-In®, Honda Fit EV®, and Toyota Rav4 EV®, as well as many others scheduled for release over the next few years.

EV charging fees for owners of charging stations are based either on an hourly rate or a per kilowatt-hour rate, and are calculated based on a variety of factors, including local electricity tariffs, strength of location, competitive conditions and services and the prices of gasoline and other vehicle fuels.

Charging stations will be connected to a network by cable or wirelessly. Connection to a network enables billing for public and private charging and may provide information to the owner of the charging station and the network operator that may be used, for example, to reward an EV owner who shops at a store with credit towards charging fees based on his level of spending or other factors. There are several established independent networks, such as Blink Network, Chargepoint and NRG eVgo, and some EV manufacturers, such as Telsa and Nissan, operate their own networks or offer cards or tokens with the purchase of an EV that enable its owner to charge it at charging stations that use independent networks. The independent networks provide interfaces for smartphones and tablets that enable an EV owner to locate charging stations, determine whether a charger is available and make reservations, determine the type of charger offered, show the charging status for their EV and authorize payment of charging fees. Independent networks have developed by creating relationships across multiple business sectors including multi-family residential and operators of various properties, parking garages, such as shopping malls, retail parking, drug stores, restaurants, educational institutions, hotels, theaters, turnpike commissions and municipalities. We expect to pay network providers $250 per charging station per year initially, but believe that we will be able to obtain better pricing as the volume of our business increases.

We plan to concentrate on sales of Level 2 and Level 3 charging stations.

Our revenues will be derived primarily derived from sales of charging stations, installation fees, public EV charging services, government grants, state and federal rebates, and marketing incentives.

Competition

We face competition from various companies engaged in similar businesses. Many of our competitors have longer operating histories, better brand recognition and greater financial resources than we do. In order for us to successfully compete in our industry we will need to:

•                     develop awareness of our company and its services;

•	develop relationships with potential purchasers and users of our charging stations and owners of EVs; and

•                     increase our financial resources.

However, there can be no assurance that even if we do these things we will be able to compete effectively with the other companies in our industry.

While we hope to compete effectively, we are a newly established company and face the same problems as other start-up companies, such as lack of available funds. Many of our competitors may be substantially larger and better funded than we, and have significantly longer operating histories than we. In addition, they may develop technologies or products superior to ours and generally be able to respond more quickly to new or emerging technologies and changes. We may also be affected by changes in legislation and regulations relating our industry and in particular by changes in tax and other incentives that have furthered sales of EVs. Additionally, our competitors may devote greater resources to the development, promotion and sale of their products and services than we and or do.

Intellectual Property

We do not directly own any of the intellectual property rights attached to any of the products we distribute. We plan to develop and register trademarks to identify our company.

Research and Development

We do not conduct any research and development activities.

Reports to Security Holders

We are subject to the reporting, proxy and other requirements of the Exchange Act and we intend to file and make available to our shareholders with annual reports containing financial statements audited by our independent auditors and quarterly reports containing unaudited financial statements for each of the first three quarters of each year, as well as proxy or information statements.

The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site on which reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC are made available. The address of that site is www.sec.gov .

Laws and Regulations

We may be affected by laws and regulations regarding tax and other incentives that are intended to promote sales of EVs and other vehicles that use alternative fuels.

While our intended business activities do not currently violate any laws, any regulatory changes that impose additional restrictions or requirements on us or on our potential customers could adversely affect us by increasing our operating costs or decreasing demand for our products or services, which could have a material adverse effect on our results of operations. We are subject to normal permitting regulations in connection with the installation of our charging stations and we expect to receive permits as a routine matter.

Operating Results

Revenues. The Company generated revenues of $4,633 for the year end June 30, 2015, and no revenue in the prior fiscal year.

Operating expenses. The Company had operating expenses of 36,602 for the year end June 30, 2015, the majority of which was professional fees to prepare and bring our SEC filings up to date. This is compared to operating expenses in the amount of $11,339 for the fiscal year end June 30, 2014.

Interest Expense. There was interest expense in the amount of $358 for the year end June 30, 2015, compared to $52 for the year end June 30, 2014.

Net Loss. Our net loss for the period was ($31,969), compared to ($11,339) for the year end June 30, 2014.

Liquidity and Capital Resources

Current and Expected Liquidity

Cash as of June 30, 2015 was $3,467 against total current liabilities of $418,775

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles. Preparation of the statements in accordance with these principles requires that we make estimates, using available data and our judgment, for such things as valuing assets, accruing liabilities and estimating expenses. The following is a discussion of the most critical estimates that we must make when preparing our financial statements.

Revenue Recognition.   The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the sales price is fixed or determinable, (iii) collectability is reasonably assured and (iv) goods have been shipped and/or services rendered.

Income Taxes and Deferred Income Taxes.   We use the asset and liability approach for financial accounting and reporting for income taxes. Deferred income taxes are provided for temporary differences in the bases of assets and liabilities as reported for financial statement purposes and income tax purposes and for the future use of net operating losses. We have recorded a valuation allowance against our net deferred income tax asset. The valuation allowance reduces deferred income tax assets to an amount that represents management’s best estimate of the amount of such deferred income tax assets that more likely than not will be realized.

Recent Accounting Pronouncements

We evaluate all accounting pronouncements issued by the Financial Accounting Standards Board during each reporting period to assess their impact on and applicability to our accounting practices and our financial reporting and disclosures.

We have reviewed all accounting pronouncements issued by the Financial Accounting Standards Board since we last issued financial statements and have determined that none of them have a material effect on the consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable since we are a smaller reporting company under the applicable SEC rules.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Paritz	& Company, P.A	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201) 342-7753 Fax: (201) 342-7598 E-Mail: PARITZ@paritz.com

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and stockholders

EV Charging USA Corp.

We have audited the accompanying balance sheets of EV Charging USA Corp. (the “Company”) as of June 30, 2015 and 2014 and the related statements of operations, stockholders’ deficit and cash flows for the year ended June 30, 2015 and for the period August 27, 2013 (Inception) to June 30, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has generated only minimal revenues since inception, has incurred losses since inception, and its current cash balances will not meet its working capital needs. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EV Charging USA Corp. as of June 30, 2015 and 2014, and the results of its operations and cash flows for the year ended June 30, 2015 and for the period August 27, 2013 (Inception) to June 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

/S/Paritz & Company, P.A.

Hackensack, New Jersey

October 28, 2015

EV CHARGING USA, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,
	2015	2014

ASSETS

CURRENT ASSETS:

Cash	$ 3,467	$ 320
TOTAL CURRENT ASSETS AND ASSETS	$ 3,467	$ 320

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

Accrued expenses	15,488	3,107
Credit card payable	12,929	-
Loan payable - related party	15,000	5,500
Note payable - related party	375,000	-
Accrued interest - related party	358	52
TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	418,775	8,659

STOCKHOLDERS' DEFICIENCY

Preferred stock A, $.001 par value; 5,000,000 shares authorized No shares issued and outstanding	-	-
Preferred stock B, $.001 par value; 5,000,000 shares authorized No shares issued and outstanding	-	-
Preferred stock D, $.001 par value; 5,000,000 shares authorized None and 2,180,000 issued and outstanding at June 30, 2015 and 2014, respectively	-	2,180
Common stock, $.001 par value; 6,000,000,000 shares authorized 5,060,155,892 and none issued and outstanding at June 30, 2015 and 2014, respectively	5,060,156	-
Additional paid in capital	-	820
Accumulated Deficit	(5,475,464)	(11,339)
TOTAL STOCKHOLDERS' DEFICIENCY	(415,308)	(8,339)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$ 3,467	$ 320

	-	-
The accompanying notes are an integral part of these financial statements

EV CHARGING USA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended June 30, 2015	From Inception (August 27, 2013) to June 30, 2014

Revenue	$ 4,633	$ -

COSTS AND EXPENSES:
General and administrative expenses	36,244	11,287
Interest expense - related party	358	52
Total Cost and expenses	36,602	11,339

Loss before provision for income taxes	(31,969)	(11,339)

Provision for income taxes	-	-

NET LOSS	$ (31,969)	$ (11,339)

Basic and diluted loss per common share:	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding:	1,760,707,807	-

The accompanying notes are an integral part of these financial statements

EV CHARGING USA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended June 30, 2015	From Inception (August 27, 2013 to June 30, 2014

OPERATING ACTIVITIES:
Net loss	$ (31,969)	$ (11,339)
Adjustments to reconcile net loss to net
cash used in operating activities:

Interest accrued to related party	358	52

Changes in operating assets and liabilities
Accrued expenses	12,381	3,107
Credit card payable	12,929	-

NET CASH USED IN OPERATING ACTIVITIES	(6,301)	(8,180)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	3,000
Proceeds from issuance of private placement	25,000	-
Repayment of note payable related party	(25,000)	-
Proceeds of loan from related party	17,000	5,500
Repayment of loan and accrued interest from related party	(7,552)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	9,448	8,500

INCREASE IN CASH	3,147	320

CASH - BEGINNING OF PERIOD	320	-

CASH - END OF PERIOD	$ 3,467	$ 320

Supplemental disclosures of cash flow information:
Non-cash financing activities
Note issued to prior shareholder in connection with reverse merger	$ 400,000	$ -

The accompanying notes are an integral part of these financial statements

EV CHARGING USA, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock		Series D Preferred Stock		Additional
					Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - Inception (August 27, 2013)	-	$ -	2,180,000	$ 2,180	$ 820	$ -	$ 3,000

Net loss						(11,339)	(11,339)

Balance - June 30, 2014	-	$ -	2,180,000	$ 2,180	$ 820	$ (11,339)	$ (8,339)

Effect of Reverse Merger	155,892	156	-	-		(400,156)	(400,000)

Issuance of Series D preferred stock in
a private placement			350,000	350	24,650		25,000

Conversion of Series D preferred stock to
Common Stock	5,060,000,000	5,060,000	(2,530,000)	(2,530)	(25,470)	(5,032,000)	-

Net loss						(31,969)	(31,969)

Balance - June 30, 2015	5,060,155,892	$5,060,156	-	$ -	$ -	$(5,475,464)	$(415,308)

The accompanying notes are an integral part of these financial statements

EV CHARGING USA, CORP.

Notes to Consolidated Financial Statements

June 30, 2015

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

Note 2 – Significant accounting policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation

Use of Estimates

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

Revenue Recognition

The Company follows the guidance of the Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition.” It records revenue when persuasive evidence of an arrangement exists, product delivery has occurred, the selling price to the customer is fixed or determinable and collectability of the revenue is reasonably assured

Fair Value Measurements

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

Note 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated only minimal revenues since inception, has incurred losses since inception, and its current cash balances will not meet its working capital needs. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its shareholders or the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

Note4 – Note payable - related party

In connection with the merger referred to in note 1, the company issued a promissory note in the amount of $400,000, of which $25,000 has been repaid. It originally bore interest at the rate of 0.38 percent per annum and was due on October 27, 2015, but on January 15, 2015, the note holder and the Company entered into an agreement extending the date on which the promissory note is due to March 31, 2016, and increased its rate to 0.41 percent per annum. The promissory note is subject to acceleration in the event of certain events of default, contains certain restrictive covenants and is secured by a pledge of all of the shares in the Company. If an event of default, as defined in the note, the unpaid principal amount of the promissory note and the interest accrued thereon will be convertible in whole or in part from time to time into an indeterminate number of shares of Common Stock at a conversion price per share equal to 50% of the average of the daily closing prices for a share of Common Stock for the three (3) consecutive trading days ending on the trading day immediately prior to the day on which the promissory note is delivered for conversion.

Note 5 – Related Party

The Company has a loan agreement with its shareholder whereby the shareholder will loan the company funds, as required, to operate its business. The term of the loan is indefinite and can be repaid at any time in part or in full. The loan bears interest at 3.25% per annum. During the year ended June 30, 2015 the shareholder has loaned an aggregate of $15,000 to the Company. Interest expense accrued on the loan was $358 during the year ended June 30, 2015.

At June 30, 2014, a former officer of the Company had loaned an aggregate amount of $5,500. In July 2014 the officer loaned an additional $2,000. In August 2014 the principal balance of $7,500 plus interest of $52 was repaid.

NOTE 6 – Credit card payable

The Company utilizes a credit card for working capital purposes. The card has a credit limit of $15,000, $12,929 outstanding at June 30, 2015 and bears interest at 17.99%.

Note 7 – Stockholders’ Equity

In connection with merger referred to in note 1 2,180,000 shares of Series D preferred were issued to the shareholder of the company in the reverse merger.

Also in connection with the merger, the Company completed a private placement of 350,000 shares of Series D Convertible Preferred Stock for proceeds of $25,000.

On February 23, 2015, the Company’s authorized Common Stock was increased from 500,000,000 to 6,000,000,000 shares and all of the 2,530,000 shares of Series D were converted into 5,060,000,000 shares of Common Stock.

Note 8 – Income Taxes

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the periods ended June 30 2015 and 2014 to the Company’s effective tax rate is as follows:

	2015	2014
Income tax (benefit) at statutory rate	$(12,000)	$(4,250)

Change in valuation all	$12,000	$4,250

Income tax expense per books	$—	—

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of June 30, 2015 and 2014 are as follows:

  2015 2014

Net Operating Loss	$16,250	$4,250
Valuation allowance	(16,250)	(4,250)
Net deferred tax asset	$—	$—

The Company has approximately $43,000 of net operating losses (“NOL”) carried forward to offset taxable income in future years which expire commencing in fiscal 2034. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized

Note 9 – Subsequent Events

Management has evaluated events occurring after the date of these financial statements through the date that these financial statements were available to be issued. The Company has determined that there are no material subsequent events or transactions which would require recognition or disclosure in the financial statements.

ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A  CONTROLS AND PROCEDURES

Evaluation of Internal Controls

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that there was a material weakness in our disclosure controls and procedures and were not effective as of the end of the period covered by this report because the information required to be disclosed by us in reports filed under the Exchange Act was not being (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. We are a growing company and we currently lack documented procedures included documentation related to testing of processes, data validation procedures from the systems into the general ledger, testing of systems, validation of results, disclosure review, and other analytics. Furthermore, we lacked sufficient personnel to properly segregate duties. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Because of the material weaknesses noted above, we have concluded that we did not maintain effective internal control over financial reporting as of June 30, 2015, based on Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by COSO.

Remediation Plan

Management has been actively engaged in developing a remediation plan to address the above mentioned material weakness. Implementation of the remediation plan is in process and consists of establishing a formal review process As of June 30, 2015, management has not yet completed these remediation efforts. Management believes the foregoing efforts will effectively remediate the material weakness. As we continue to evaluate and work to improve our internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify the remediation plan described above. Management will continue to review and make necessary changes to the overall design of our internal control.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B  OTHER INFORMATION

None.

PART III

ITEM 10  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth as of June 30, 2015, the name, age, and position of each executive officer and director and the term of office of each such person.

Name	Age	Position
Brian C. Howe	51	President, Chief Executive Officer and Director

Set forth below is certain biographical information regarding each of our directors and officers as of June 30, 2015.

Brian C. Howe Mr. Howe has served as president and sole director of the Company since the closing of the Merger, as President and sole director of Charging since July 2014 and as a director of Charging since its founding in August 2013. Mr. Howe has served as the Chief Executive Officer and Director of JNS Power & Control Systems, Inc. (“JNS”), a firm in the business of building automation and design build electrical work, since January 2002. Mr. Howe is an expert in construction management, with over 22 years in the industry. Mr. Howe holds a Supervising Electrician License issued by the City of Chicago Department of Buildings. He has taught classes at The IBEW-NECA Tech Institute, in Alsip, Illinois, teaching basic building controls and refrigeration to Journeyman Electricians. He has managed residential, commercial, healthcare, hotel, educational and other construction projects for as much as $2,500,000, including projects under construction management and guaranteed maximum price contract scenarios. Mr. Howe graduated from BEW-NECA Tech Institute in 1996.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons holding more than 10% of a registered class of the equity securities of the Company to file with the SEC and to provide us with initial reports of ownership, reports of changes in ownership and annual reports of ownership of common stock and other equity securities of the Company. Based solely on a review of the reports furnished to us, or written representations from reporting persons that all reportable transaction were reported, we believe that during the fiscal year ended 2013, our officers, directors and greater than ten percent owners timely filed all reports they were required to file under Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

						All Other
	Fiscal	Salary	Bonus	Stock Awards	Option Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)(1)	($)(2)	($)

Brian C. Howe	2015	$0	-0-	-0-	$-0-	$-0-	$0
CEO	2014	$0	-0-	-0-	$-0-	$-0-	$0

GRANTS OF PLAN BASED AWARDS

Any outstanding option awards have been cancelled in our bankruptcy settlement in the prior year. There have been no additional plan awards.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Any outstanding equity awards have been cancelled in our bankruptcy settlement in the prior year. There have been no additional plan awards.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners

The following table sets forth, as of June 30, 2015, the number and percentage of outstanding shares of common stock which, according to the information supplied to us, were beneficially owned by (i) each current director, (ii) each current executive officer, (iii) all current directors and executive officers as a group, and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of our outstanding common stock. Except as otherwise indicated, the persons named in the table below have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws (where applicable).

	Amount and
	Nature
	of Beneficial
Name and Address of Beneficial Owner	Ownership	Percentage

Brian C. Howe	4,360,000,000	86.2%
180 North LaSalle St., 37th Floor, Chicago, IL 60601

All executive officers and directors as a group	4,360,000,000	86.2%

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

All transactions since our bankruptcy filing are subject to approval of our trustee.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Various audit, audit related and non-audit services to us is as follows:

	For the Year Ended June 30,
	2015	2014

Audit Fees	$9,500	$6,000

Audit Related Fees	-0-	-0-

Tax Fees	-0-	-0-

All Other Fees	-0-	-0-

Total Fees	$9,500	$6,000

Audit Fees.   Audit Fees consists of fees for professional services rendered by our principal accountants for the contemporaneous audit of our annual financial statements and the review of quarterly financial statements or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit Related Fees.   Audit Related Fees consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

 Tax Fees and All Other Fees.   Tax Fees and All Other Fees Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above.

ITEM 15.  EXHIBITS

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 5th day of November, 2015.

Date:	November 5, 2015	EV CHARGING USA, INC.
(Registrant)

By: /s/ Brian C. Howe
Brian C. Howe
CEO/CFO
(Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Brian C. Howe Brian C. Howe	CEO/CFO (Principal Executive Officer)	November 5 , 2015

Exhibit 31.1

CERTIFICATION

 I, Brian C. Howe, certify that:

1.	I have reviewed this Form 10-K for the year ended June 30, 2015 of EV Charging USA, Inc.:

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.	The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

November 5, 2015

/s/ Brian C. Howe

Brian C. Howe

Chief Executive Officer, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Brian C. Howe, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of EV Charging USA, Inc. on Form 10-K for the annual period ended June 30, 2015 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Report on Form 10-K fairly presents in all material respects the financial condition and results of operations of EV Charging USA, Inc.

By:	/s/ Brian C. Howe
Brian C. Howe
Chief Executive Officer, Chief Financial Officer (Authorized Officer) November 5, 2015