Form 10-K/A
period 2015-06-30
EV Charging USA, INC
filed 2015-11-06
CIK 1083383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 is being filed for the purposes of providing revisions to the Grants of Plan Based Awards and Outstanding Equity Awards At Fiscal Year-End under Item 11, and Certain Relationships and Related Transactions, Director Independence under Item 13. In these sections an error was inadvertently made, during the filing process, that caused a non-existent bankruptcy and bankruptcy settlement to be referenced when, in fact, the Company has not previously filed for bankruptcy. This error was not a result of misinformation provided by the Company at any point in time, rather an error during the preparation of the filing. For convenience, the entire Annual Report on Form 10-K, as amended, is being re-filed.

Except as described above, no other changes have been made to the Original Form 10-K. Except as otherwise indicated herein, this Amendment No.1 continues to speak as of the date of the Original Form 10-K, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-K. The filing of this Amendment No. 1 is not an admission that the Original Form 10-K, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

ITEM 15.  EXHIBITS

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 6th day of November, 2015.

Date:	November 5, 2015	EV CHARGING USA, INC.
(Registrant)

By: /s/ Brian C. Howe
Brian C. Howe
CEO/CFO
(Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Brian C. Howe Brian C. Howe	CEO/CFO (Principal Executive Officer)	November 6, 2015

Exhibit 31.1

CERTIFICATION

 I, Brian C. Howe, certify that:

1.	I have reviewed this Form 10-K for the year ended June 30, 2015 of EV Charging USA, Inc.:

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

November 6, 2015

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
Brian C. Howe
Chief Executive Officer, Chief Financial Officer (Authorized Officer) November 6, 2015