Form 10-Q
period 2015-09-30
EV Charging USA, INC
filed 2016-01-15
CIK 1083383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

Commission file number 000-27831

EV CHARGING USA, INC.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

180 North LaSalle St.
37th Floor Chicago, IL 60601

(Address of principal executive offices, including zip code.)

(312) 216-5106

(Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES  ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☐   NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐   NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,060,155,892 shares as of November 16, 2015.

PART I.

FINANCIAL INFORMATION

EV CHARGING USA, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	June 30,
	2015	2015

ASSETS

CURRENT ASSETS:

Cash	$ 1,318	$ 3,467
TOTAL CURRENT ASSETS AND ASSETS	$ 1,318	$ 3,467

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

Accrued expenses	15,179	15,488
Credit card payable	14,076	12,929
Loan payable - related party	21,000	15,000
Note payable - related party	375,000	375,000
Accrued interest - related party	504	358
TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	425,759	418,775

STOCKHOLDERS' DEFICIENCY

Preferred stock A, $.001 par value; 5,000,000 shares authorized No shares issued and outstanding	-	-
Preferred stock B, $.001 par value; 5,000,000 shares authorized No shares issued and outstanding	-	-
Preferred stock D, $.001 par value; 5,000,000 shares authorized None and 2,180,000 issued and outstanding at September 30, 2015 and June 30, 2015, respectively	-	-
Common stock, $.001 par value; 6,000,000,000 shares authorized 5,060,155,892 and none issued and outstanding at September 30, 2015 and June 30, 2015, respectively	5,060,156	5,060,156
Additional paid in capital	-	-
Accumulated Deficit	(5,484,597)	(5,475,464)

TOTAL STOCKHOLDERS' DEFICIENCY	(424,441)	(415,308)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$ 1,318	$ 3,467

	-	-
The accompanying notes are an integral part of these financial statements

EV CHARGING USA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30
	2015	2014

Revenue		$ -

COSTS AND EXPENSES:
General and administrative expenses	8,987	4,547
Interest expense - related party	146	44
Total Cost and expenses	9,133	4,591

Loss before provision for income taxes	(9,133)	(4,591)

Provision for income taxes	-	-

NET LOSS	$ (9,133)	$ (4,591)

Basic and diluted loss per common share:	$ (0.00)	$ -

Weighted average number of shares outstanding:	5,060,155,892	-

The accompanying notes are an integral part of these financial statements

EV CHARGING USA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended September 30,
	2015	2014

OPERATING ACTIVITIES:
Net loss	$ (9,133)	$ (4,591)
Adjustments to reconcile net loss to net
cash used in operating activities:

Interest accrued to related party	146	44

Changes in operating assets and liabilities
Accrued expenses	(309)	1,231
Credit card payable	1,147	-

NET CASH USED IN OPERATING ACTIVITIES	(8,149)	(3,316)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock		4,500
Proceeds of loan from related party	6,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,000	4,500

INCREASE IN CASH	(2,149)	1,184

CASH - BEGINNING OF PERIOD	3,467	320

CASH - END OF PERIOD	$ 1,318	$ 1,504

The accompanying notes are an integral part of these financial statements

EV CHARGING USA, INC.

Notes to Consolidated Financial Statements

September 30, 2015

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

Note 2 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2015 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended September 30, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015 filed with the SEC on November 6, 2015.

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

Note 4 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has only generated minimal revenues since inception, has incurred losses since inception, and its current cash balances will not meet its working capital needs. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its shareholders or the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

Note 5 – Note Payable - Related Party

In connection with the merger referred to in note 1, the company issued a promissory note in the amount of $400,000, which bears interest at 0.38% per annum and matures March 31, 2016. $25,000 of the note was repaid with the proceeds of the private placement referred to in note 7. The note is convertible, upon an event of default as defined in the agreement, at 50% of the current market price of the Company’s stock

Note 6 – Loan Payable - Related Party

The Company has a loan agreement with its shareholder whereby the shareholder will loan the company funds, as required, to operate its business. The term of the loan is indefinite and can be repaid at any time in part or in full. The loan will bear interest at 3.25% per annum. For the period from inception (August 27, 2013) to September 30, 2015 the shareholder has loaned an aggregate of $21,000 to the Company. Interest expense accrued on the loan was $146 and $44 for the three months ended September 30, 2015 and 2014, respectively.

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

Note 8 – Income Taxes

As of September 30, 2015 the Company has approximately $52,000 of federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2033. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward Looking Statements

This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Results of Operations - for the three months ended September 30, 2015

We are still in our development stage and did not generate any revenue for the three months ended September 30, 2015, compared to the same for the three months ended September 30, 2014.

During the three months ended September 30, 2015 we generated $9,133 in total expenses, compared to $4,591 in total expenses for the three months ended September 30, 2014.

Liquidity and Capital Resources

We had $1,318 in cash at September 30, 2015, and there were outstanding liabilities of $425,759. The Company hopes to meet its operating expenses through revenue generated by current client engagements.

There is very little historical financial information about us upon which to base an evaluation of our performance. We are a development stage corporation and we cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in products.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Internal Controls

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that there was a material weakness in our disclosure controls and procedures and were not effective as of the end of the period covered by this report because the information required to be disclosed by us in reports filed under the Exchange Act was not being (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. We are a growing company and we currently lack documented procedures included documentation related to testing of processes, data validation procedures from the systems into the general ledger, testing of systems, validation of results, disclosure review, and other analytics. Furthermore, we lacked sufficient personnel to properly segregate duties. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Because of the material weaknesses noted above, we have concluded that we did not maintain effective internal control over financial reporting as of September 30, 2015, based on Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by COSO.

Remediation Plan

Management has been actively engaged in developing a remediation plan to address the above mentioned material weakness. Implementation of the remediation plan is in process and consists of establishing a formal review process As of September 30, 2015, management has not yet completed these remediation efforts. Management believes the foregoing efforts will effectively remediate the material weakness. As we continue to evaluate and work to improve our internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify the remediation plan described above. Management will continue to review and make necessary changes to the overall design of our internal control.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended September 30, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the Company’s officers and directors, the Company is currently not a party to any material pending legal proceeding.

Item 1A. Risk Factors.

Not applicable as a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Registration Statement on Form S-1, filed under SEC File Number 333-201696, at the SEC website at www.sec.gov :

Exhibit No.	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Sec. 302 Certification of Principal Executive Officer & Chief Financial Officer
32.1	Sec. 906 Certification of Principal Executive Officer & Chief Financial Officer
101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 15th day of January, 2016

EV Charging USA, Inc.

/s/ Brian C. Howe

----------------------------

Chief Executive Officer, President, Chief Accounting Officer and Director